Form 10QSB
period 2000-03-31
EPICURE INVESTMENTS INC
filed 2000-06-21
CIK 831297

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended      MARCH 31, 2000
                                     ---------------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ________________ to __________________

     Commission file number ______________________________________________

                           EPICURE INVESTMENTS, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            FLORIDA                                           59 1997186
------------------------------------                    -----------------------
   (State or Other Jurisdiction of                          (IRS Employer
    Incorporation or Organization)                          Identification No.)

                      36 KLEIN RD. WILLIAMSVILLE, NY 14221
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (716) 689 4033
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X               No
   --------             ---------


                    APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                   No
   --------             ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,265,500 SHARES OF $.001 PAR COMMON
                                           -----------------------------


Transitional Small Business Disclosure Format (check one):

Yes                   No   X
   --------             ---------

                            Epicure Investments, Inc.

                                   Form 10QSB

                                      Index

Part I - Financial Information

         Item 1 - Financial Statements

                  Accountants Report                                         3

                  Balance Sheet - March 31, 2000 and 1999                    4

                  Statements of Income and Accumulated Deficit-
                           Nine months ended March 31, 2000 and 1999         5

                  Statement of Cash flow -
                           Nine months ended March 31, 2000 and 1999         6

                  Note to Financial Statements                               7-8


         Item 2 - Management Discussion                                      9

                        REPORT OF INDEPENDENT ACCOUNTANT
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders of Epicure Investments,Inc. (An Inactive Company)

I have reviewed the accompanying balance sheets of Epicure Investments, Inc. (An Inactive Company) as of March 31, 2000 and 1999, and the related statements of income, accumulated deficit and cash flows for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


                                                /s/ Gary Kriner, CPA

                                                    Gary Kriner, CPA



                                                    April 15, 2000

                            EPICURE INVESTMENTS, INC.

                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------


BALANCE SHEETS

                                                       March 31,
                                                1999                2000
                                            -----------         -----------

ASSETS

Total assets                                $         -         $         -
                                            ===========         ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Rescission offer payable                  $    10,143         $    10,743
         (Note 2)
         Total liabilities                       10,143              10,743
                                            -----------         -----------


Stockholders' equity:
  Capital stock - $.001 par value;
   20,000,000 shs. auth
   4,265,500 issued & outst                       4,266               4,266
  Additional paid-in capital                  4,420,382           4,420,382
  Treasury stock (1,416,667
         Shs. at cost)                         (242,500)           (242,500)
  Accumulated deficit                        (4,192,291)         (4,192,891)
                                            -----------         -----------
Total stockholders' equity                      (10,143)            (10,743)
                                                                -----------
         Total liabilities and
         stockholders' equity               $         -         $         -
                                            ===========         ===========




    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)

          -----------------------------------------------------------


STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                           Nine months ended March 31,
                                            1999                2000
                                        -----------         -----------


Interest expense                        $       600         $       600
                                        -----------         -----------
         Net Loss                       $      (600)        $      (600)



         Accumulated Deficit,
                   beginning             (4,191,691)         (4,192,291)
                                        -----------         -----------

         Accumulated Deficit,
                   end of period        $(4,192,291)        $(4,192,891)
                                        ===========         ===========








    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------


CASH FLOW STATEMENT

                                                     Nine months ended March 31,
                                                       1999             2000
                                                     ---------        --------



                                                     The Company effected no
                                                     cash transactions during
                                                     its inactive period.



    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

               ---------------------------------------------------

1. The Company and Basis of Presentation

         Epicure Investments, Inc., a Florida corporation incorporated in May, 1980, is an inactive company. The Company has no assets and minimal liabilities related to its publicly-held stock (see Note 2). Epicure, however, was duly organized under the laws of the State of Florida and is current with applicable reports to the Department of State thereto.

         Epicure historically did own and operate the Crown Hotel in Inverness, Florida, but ceased operations and became insolvent when assets were sold on October 1, 1990, and liabilities were extinguished, forgiven or paid immediately thereafter.

         The Company, therefore, conducted no operations for the period reported upon herein.

         The Company's fiscal year ends June 30.

2.   Rescission Offer Payable

         9500 shares of common stock of the Company traded in the over-the-counter market in January to March 1988, and may not have been in compliance with federal and state securities laws at that time. Concurrently with an Offering which went effective October 31, 1989, resulting from the filing of a Registration Statement with the Securities and Exchange Commission, the Company commenced a Rescission Offer more fully described in the Registration Statement, whereby the Company offered to purchase all shares owned by shareholders who traded in the applicable period. Three shareholders who purchased collectively 2000 shares properly accepted the Rescission Offer and are due the purchase price of the applicable shares plus interest at 6% per annum. The Company became insolvent before this liability was paid. The potential liability is recorded at $4,134 plus interest to the date of report. The interest related thereto is the only current expense of the Company and is approximately $600 per annum.

3. Income taxes

         The Company has net operating losses available for carryover to future years subject to substantive restrictions under the I.R.C.. Deferred tax assets related thereto are offset in full by a valuation allowance given uncertainties as to realization of the future benefits.

4. Contingent Liabilities

         a. The Company has recognized a liability to certain shareholders resulting from the Rescission Offer discussed in Note 2. Notwithstanding, the Company may have continuing liability under the 1933 Securities Act and state securities laws for an undetermined period to any shareholder who purchased shares during the period in question who did not accept the Res cission Offer (total of 7500 shares). Shareholders who do not participate in a rescission offer may still make a claim for damages. Management is not aware that any affected shareholders have filed any claim for damages. Management believes these unasserted claims are both remote and immaterial.

         b. The Company in 1990 sold all of its operating assets while it was a going concern and decided to cease operations. The proceeds from the sale of assets were insufficient to pay all liabilities. Secured or judgment creditors were paid in full; unsecured creditors were paid pro rata from the remaining proceeds. Previous management at that time negotiated with each unsecured creditor for a period of time after the asset sale. The Company then finally wrote off all of the remaining unpaid liabilities as forgiveness of debt income as the Company was insolvent. As of the reporting date herein, there are no outstanding judgments, liens, etc. to Management's knowledge resulting from these or any other unpaid liabilities of the Company. Management believes these unasserted claims are remote.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Epicure Investment, Inc. (the "Company") was incorporated in May, 1980, in the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when Management decided to sell its assets and cease operations.

         The Company has had no revenues from operations, nor conducted any operations since 1990. Management has maintained the legal existence of the corporation with a view to its subsequent combination with a yet to be identified private corporation engaged in any area of business.

         Executive offices are located at the residence of the principal shareholder at 36 Klein, Williamsville, N.Y. 14221 (716) 689-4033.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                            Epicure Investments, Inc.
                                            -------------------------


Date:  6/20/00                              By:  /s/ Casimer J. Jaszewski
      ---------------                           --------------------------------
                                                Casimer J. Jaszewski, President