Form 10KSB
period 2000-06-30
EPICURE INVESTMENTS INC
filed 2000-10-10
CIK 831297

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

(Mark One)

X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended    6-30-2000
                             ---------

Transition report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the transition period from _________ to ____________

Commission file number

     Epicure Investments, Inc.
================================================================================

  Florida                                    59 1997186
--------------------------------------------------------------------------------
                                            (IRS ID. No.)

     36 Klein Rd., Williamsville, NY 14221
--------------------------------------------------------------------------------

                                 (716) 689-4033
--------------------------------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

         -----------------                            -----------------

         -----------------                            -----------------

------------------------------------     ---------------------------------------
      Securities registered under Section I 2(g) of the Exchange Act:


--------------------------------------------------------------------------------

                        4,265,500 SHS OF $.001 PAR COMMON
--------------------------------------------------------------------------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the


                                    10KSB-1
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes    X               No
        -------               -------


    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSE.
                                Yes            No   X
                                    -------       ------

    State issuer's revenues for its most recent fiscal year.      $0
                                                            -------------

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                                       N/A

       Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

           ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

    Yes                    No             N/A
        -------               -------



           APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,265,500 SHS OF $.001 PAR
COMMON                                            --------------------------
------

                       DOCUMENTS INCORPORATED BY REFERENCE

    If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 1O-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

    Transitional Small Business Disclosure Format (check one):

    Yes                     No   X
        -------               -------






                                    10KSB-2

                               TRANSMITTAL LETTER

The accompanying Form 10KSB includes financial statements which DO NOT reflect a change from previous reports in any accounting principles or practices or in the methods of application of those principles or practices.

                                     PART I

                                    BUSINESS

         Epicure Investments, Inc. (the "Company") was incorporated in May, 1980, in the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when Management decided to sell its assets and cease operations.

                  The Company has had no operations since 1990. Management has maintained the legal existence of the corporation with a view to its subsequent combination with a yet to be identified private corporation engaged in any area of business.

         Executive offices are located at the residence of the principal shareholder at 36 Klein, Williamsville, N.Y. 14221 Telephone (716) 689 - 4033.


                                    PROPERTY

         The Company owns no assets.

                                LEGAL PROCEEDINGS

         There are no legal proceedings of any material nature against the Company, or of which the Company is party.

                         SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS

         No matters were submitted to a vote during the reporting period.




                                      (1)

                                     PART II

               MARKET INFORMATION OF AND DIVIDENDS ON COMMON STOCK
                         AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         There is no public trading market for the Company's stock.

         There are no outstanding options, warrants or convertible securities to purchase common stock of the Company.

         The Company has previously registered 1,797,097 shares of common stock under an Offering which went effective on October 31, 1989, resulting from an S-1 Registration Statement filed with the Securities and Exchange Commission. These shares consist of 380,430 outstanding shares owned by certain shareholders, and 1,416,667 treasury shares.

         Of the 380,430 unrestricted shares as discussed above, 14,600 shares are now "control" stock within the meaning of Rule 144 under the Securities Act of 1933 (the Act). This control stock +as well as the remaining 2,468,403 outstanding shares, or a total of 2,483,003 shares, are eligible for sale in the public market in reliance upon Rule 144 under the Act, an exemption under Rule 144 or another exemption from registration.

HOLDERS

         There are approximately 1000 shareholders owning approximately 379,453 outstanding shares of the Company. None of these holders, within the past three years, have held any position, office or other material relationship with the Company nor any predecessors or affiliates.

         There are 3 shareholders owning 2,469,380 outstanding shares as more fully described in "Security Ownership..." above, who are officers and directors of the Company.

DIVIDENDS

         The holders of common stock are entitled to share ratably in dividends when and as declared by the board of directors out of funds legally available thereof. The Company intends to retain any future earnings for use in its operations and therefore does not expect to pay any cash dividends in the foreseeable future.


                                      (2)

                    RECENT SALES OF UNREGISTERED SECURITIES

         There have been no sales of the Company's common stock, registered or unregistered, over the past three years.

         Refer to the Footnotes to the Financial Statements enclosed herein (F/S-5) for the disclosure of a Recission Offer liability of the Company related to 9500 shares of common stock traded in the over-the-counter market in January to March 1988 which may not have been in compliance with federal and state securities laws at that time.

                         MANAGEMENT'S PLAN OF OPERATION

         The Company has had no revenues from operations, nor conducted any operating activities, since October, 1990.

         Management's plan of operation is to maintain the legal status of the Corporation with a view to its subsequent combination with a yet to be identified privately-held company engaged in any area of business. Applicable federal and state reports, tax returns, etc. have been and will be filed to maintain the legal existence of the Company until Management can determine a suitable merger candidate. Any cash requirements to maintain the legal corporate existence will be funded by the principal shareholder.


                                      (3)

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountant..................F/S-1
Balance Sheets-June 30, 2000, June 30, 1999, June 30, 1998.........F/S-2
Statement of Income and Accumulated Deficit for the years ended
June 30, 2000,June 30, 1999, June 30, 1998,........................F/S-3
Cash Flow Statement for the years ended June 30, 2000,
June 30, 1999, June 30, 1998,......................................F/S-4
Notes to Financial Statements.....................................F/S-5 to F/S-6















                                      (4)

                        REPORT OF INDEPENDENT ACCOUNTANT

              -----------------------------------------------------



To the Board of Directors and Stockholders of Epicure Investments, Inc. (An Inactive Company)


I have audited the accompanying balance sheets of Epicure Investments, Inc. (An Inactive Company) as of June 30, 1998, 1999 and 2000, and the related statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epicure Investments, Inc. (An Inactive Company) as of June 30, 1998, 1999 and 2000, and the results of its operations, accumulated deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Gary Kriner, CPA
Gary Kriner, CPA


Williamsville, N.Y.
August 9, 2000



                                      F/S-1

                            EPICURE INVESTMENTS, INC.

                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------

BALANCE SHEETS

                                        June 30,       June 30,       June 30,
                                          1998          1999            2000
                                      -----------    -----------    -----------
ASSETS

         Total assets                 $         -    $         -    $         -
                                      ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Recission offer payable (Note 2)    $     9,543    $    10,143    $    10,743

         Total liabilities                  9,543         10,143         10,743
                                      -----------    -----------    -----------

Stockholders' equity:
  Capital stock - $.001 par value;
         20,000,000 shs. auth.
         4,265,500 issued & outst.          4,266          4,266          4,266
  Additional paid-in capital            4,420,382      4,420,382      4,420,382
  Treasury stock (1,416,667 shs.,
         at cost)                        (242,500)      (242,500)      (242,500)
  Accumulated deficit                  (4,191,691)    (4,192,291)    (4,192,891)
                                      -----------    -----------    -----------
Total stockholders' equity                 (9,543)       (10,143)       (10,743)
                                      -----------    -----------    -----------
         Total liabilities and
           stockholders' equity       $         -    $         -    $         -
                                      ===========    ===========    ===========





    The accompanying notes are an integral part of these financial statements


                                      F/S-2

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)

          -----------------------------------------------------------

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                                      Years Ended
                                     -----------------------------------------
                                       June 30,      June 30,        June 30,
                                         1998          1999            2000
                                     -----------    -----------    -----------


Interest expense                     $       600    $       600    $       600
                                     -----------    -----------    -----------
Net Loss                             $      (600)   $      (600)   $      (600)



Accumulated Deficit, beginning        (4,191,091)    (4,191,691)    (4,192,291)
                                     -----------    -----------    -----------

Accumulated Deficit, end of period   $(4,191,691)   $(4,192,291)   $(4,192,891)
                                     ===========    ===========    ===========







    The accompanying notes are an integral part of these financial statements



                                      F/S-3

                            EPICURE INVESTMENTS, INC.

                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------


CASH FLOW STATEMENT
                                                   Years Ended
                                 -------------------------------------------
                                 June 30,          June 30,         June 30,
                                 1998              1999             2000
                                 ---------         ---------        --------


                                 The Company effected no cash
                                 transactions during its inactive period.








    The accompanying notes are an integral part of these financial statements


                                      F/S-4

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

         The Company's fiscal year ends June 30.

2.   Recission Offer Payable

         9500 shares of common stock of the Company traded in the over-the-counter market in January to March 1988, and may not have been in compliance with federal and state securities laws at that time. Concurrently with an Offering which went effective October 31, 1989, resulting from the filing of a Registration Statement with the Securities and Exchange Commission, the Company commenced a Recission Offer more fully described in the Registration Statement, whereby the Company offered to purchase all shares owned by shareholders who traded in the applicable period. Three shareholders who purchased collectively 2000 shares properly accepted the Recission Offer and are due the purchase price of the applicable shares plus interest at 6% per annum. The Company became insolvent before this liability was paid. The potential liability is recorded at $4,134 plus interest to the date of report. The interest related thereto is the only current expense of the Company and is approximately $600 per annum.

                                      F/S-5

3. Income taxes

         The Company has net operating losses available for carryover to future years subject to substantive restrictions under the I.R.C.. Deferred tax assets related thereto are offset in full by a valuation allowance given uncertainties as to realization of the future benefits.

4. Contingent Liabilities

         a. The Company has recognized a liability to certain shareholders resulting from the Recission Offer discussed in Note 2. Notwithstanding, the Company may have continuing liability under the 1933 Securities Act and state securities laws for an undetermined period to any shareholder who purchased shares during the period in question who did not accept the Recission Offer (total of 7500 shares). Shareholders who do not participate in a recission offer may still make a claim for damages. Management is not aware that any affected shareholders have filed any claim for damages. Management believes these unasserted claims are both remote and immaterial.

         b. The Company in 1990 sold all of its operating assets while it was a going concern and decided to cease operations. The proceeds from the sale of assets was insufficient to pay all liabilities. Secured or judgment creditors were paid in full; unsecured creditors were paid pro rata from the remaining proceeds. Previous management at that time negotiated with each unsecured creditor for a period of time after the asset sale. The Company then finally wrote off all of the remaining unpaid liabilities as forgiveness of debt income as the Company was insolvent. As of the reporting date herein, there are no outstanding judgments, liens, etc. to Management's knowledge resulting from these or any other unpaid liabilities of the Company. Management believes these unasserted claims are remote.

                                      F/S-6

                   CHANGES AND DISAGREEMENTS WITH ACCOUNTANT'S

         There have been no changes or disagreements with the Company outside auditors during the past three years. The Company has not engaged auditors during this period, except for the audit of the financial statements included herein, since it is not a reporting entity and had no operations.




                                       (5)

                                    PART 111

                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                               AND CONTROL PERSONS

         The names and ages of the directors and executive officers of the Company are:

Name                                Age     Position
---------------------------         ---     --------
Casimer J. Jaszewski                73      President, Director

Patrick F. Jaszewski                43      V. President, Director

Hella T. Jaszewski                  65      Secretary, Director


         Casimer J. Jaszewski since 1993 has been President and Director of Poly-Eko Systems, Inc., an import/export firm that distributes high-density polyethylene pipe in Poland and is in developmental stage to produce pipe in Poland.

         Patrick F. Jaszewski, retired, and Hella T. Jaszewski, housewife, are the son and spouse of Mr. Casimer J. Jaszewski, resp.

         All officers and directors hold office for one year and until the election of their successors. Directors receive no compensation for serving on the board. Officers are elected annually by the board of directors and serve at the discretion of the board and until successors are elected. All officers were elected on March 22, 1999.

                             EXECUTIVE COMPENSATION

         There is no executive compensation paid as the Company has no assets and conducts no operations. There are no options granted nor other indirect compensation arrangements between the Company and Management.

                                       (6)

                               SECURITY OWNERSHIP
                   OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of common stock of the Company owned beneficially by each person owning more than 5% of the outstanding shares of the Company and by all directors and officers individually and as a group.

           (1)    (2)                            (3)                    (4)
-------------- -----------------------      --------------------    ------------
Title of Class    Name and Address of         Amount and Nature      Percent
                  Beneficial Owner            of Beneficial Owner      of Class
-------------- -----------------------      --------------------    ------------

Common         Casimer J. Jaszewski, President   2,454,780 shares       86%
               36 West Klein
               Williamsville, N.Y.  14221

Common         All officers and directors
               as a Group (3 persons)            2,469,380 shares       86.7%



                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The President has personally paid minor costs and fees to states to maintain the legal existence of the Company which is not nor will be a liability of the Company. There has been over the past two years no other transactions between the Company and Management or others as the Company has no assets and has conducted no operations during this period.

                                       (7

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Epicure Investments, Inc.
                                          -------------------------

Date:  9/29/00                            By: /s/ Casimer J. Jaszewski
      -       -------                         -------------------------------
                                              Casimer J. Jaszewski, President