Form 10QSB
period 2000-09-30
EPICURE INVESTMENTS INC
filed 2000-11-15
CIK 831297

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 1O-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended 9-30-2000
                               ---------

    Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ____________

    Commission file number _____________________________________________________

                    Epicure Investments, Inc.
    ---------------------------------------------------------------------------

                    Florida                               59 1997186
    ----------------------------------------------------------------------------
                                                         (IRS ID. No.)
    36 Klein Rd., Williamsville, NY 14221
    ----------------------------------------------------------------------------

                                    (716) 689-4033
    ---------------------------------------------------------------------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No   [ ]




                           APPLICABLE ONLY TO ISSUERS INVOLVED IN
                           BANKRUPTCY PROCEEDINGS DURING THE
                           PRECEDING FIVE YEARS

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [ ]     No  [ ]      N/A



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,265,500 SHS OF $.001 PAR COMMON




           Transitional Small Business Disclosure Format (check one):

Yes [ ]      No  [X]

                            Epicure Investments, Inc.

                                   Form 10QSB

                                      Index

Part I - Financial Information

         Item 1 - Financial Statements

                  Accountants Report                                        3

                  Balance Sheet - September 30, 2000 and 1999               4

                  Statements of Income and Accumulated Deficit-
                         Three months ended Sept. 30, 2000 and 1999         5

                  Statement of Cash flow -
                         Three months ended Sept. 30, 2000 and 1999         6

                  Notes to Financial Statements                             7-8


         Item 2 - Management Discussion                                     9













                                       2
--------------------------------------------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANT
--------------------------------------------------------------------------------



To the Board of Directors and Shareholders of Epicure Investments,Inc. (An Inactive Company)

I have reviewed the accompanying balance sheets of Epicure Investments, Inc. (An Inactive Company) as of September 30, 2000 and 1999, and the related statements of income, accumulated deficit and cash flows for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management.

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

                                                Gary Kriner, CPA


                                                /s/ Gary Kriner


                                                November 14, 2000

                            EPICURE INVESTMENTS, INC.

                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------

BALANCE SHEETS

                                                      September 30,
                                                 1999                2000
                                             -----------          -----------

ASSETS

Total assets                                 $      --            $      --
                                             ===========          ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Rescission offer payable                   $    10,743          $    11,343
         (Note 2)
         Total liabilities                        10,743               11,343
                                             -----------          -----------


Stockholders' equity:
  Capital stock - $.001 par value;
   20,000,000 shs. auth.
   4,265,500 issued & outst.                        4,266                4,266
  Additional paid-in capital                   4,420,382            4,420,382
  Treasury stock (1,416,667
         Shs. at cost)                          (242,500)            (242,500)
  Accumulated deficit                         (4,192,891)          (4,193,491)
                                             -----------          -----------
Total stockholders' equity                       (10,743)             (11,343)
                                             -----------          -----------
         Total liabilities and
         stockholders' equity                $      --            $      --
                                             ===========          ===========




    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.

                              (AN INACTIVE COMPANY)

          -----------------------------------------------------------

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                             Three months ended September 30,
                                               1999                 2000
                                            -----------         -----------


Interest expense                            $       600         $       600
                                            -----------         -----------
         Net Loss                           $      (600)        $      (600)



         Accumulated Deficit,
                   beginning                 (4,192,291)         (4,192,891)
                                            -----------         -----------

         Accumulated Deficit,
                   end of period            $(4,192,891)        $(4,193,491)
                                            ===========         ===========


















    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.

                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------


CASH FLOW STATEMENT

                                     Three months ended September 30,
                                     1999                2000
                                     ---------           ----



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

4. Contingent Liabilities

         a. The Company has recognized a liability to certain shareholders resulting from the Rescission Offer discussed in Note 2. Notwithstanding, the Company may have continuing liability under the 1933 Securities Act and state securities laws for an undetermined period to any shareholder who purchased shares during the period in question who did not accept the Rescission Offer (total of 7500 shares). Shareholders who do not participate in a rescission offer may still make a claim for damages. Management is not aware that any affected shareholders have filed any claim for damages. Management believes these unasserted claims are both remote and immaterial.

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

                                          Epicure Investments, Inc.

Date: 11/15/00                            By: /s/ Casimer J. Jaszewski
    ------------                             -----------------------------------
                                             Casimer J. Jaszewski, President