Form 10QSB
period 2000-12-31
EPICURE INVESTMENTS INC
filed 2001-02-13
CIK 831297

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 1O-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended 12-31-2000

      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________ to _________

      Commission file number

        EPICURE INVESTMENTS, INC.

      Florida                                    59 1997186
                                                (IRS ID. No.)

        36 Klein Rd., Williamsville, NY 14221

                                 (716) 689-4033


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




           Transitional Small Business Disclosure Format (check one):

Yes           No    X
     -------     -------

                            Epicure Investments, Inc.

                                   Form 10QSB

                                      Index

Part I - Financial Information

         Item 1 - Financial Statements

                  Accountants Report                                   3

                  Balance Sheet - December 31, 2000 and 1999           4

                  Statements of Income and Accumulated Deficit-
                           Six months ended Dec. 31, 2000 and 1999     5

                  Statement of Cash flow -
                           Six months ended Dec. 31, 2000 and 1999     6

                  Notes to Financial Statements                        7-8


         Item 2 - Management Discussion                                9

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Shareholders of Epicure Investments, Inc. (An Inactive Company)

I have reviewed the accompanying balance sheets of Epicure Investments, Inc. (An Inactive Company) as of December 31, 2000 and 1999, and the related statements of income, accumulated deficit and cash flows for the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management.

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

                                        Gary Kriner, CPA

                                        /s/ Gary Kriner

                                        January 14, 2001

                            EPICURE INVESTMENTS, INC.

                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------

BALANCE SHEETS

                                                       December 31,
                                                     1999       2000
                                                     ----       ----

         ASSETS

         Total assets                                $    -     $    -
                                                     ======     ======



         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Rescission offer payable                  $10,743    $11,343
                  (Note 2)
                  Total liabilities                   10,743     11,343
                                                     -------    -------

         Stockholders' equity:
           Capital stock - $.001 par value;
            20,000,000 shs. auth.
            4,265,500 issued & outst.                  4,266      4,266
           Additional paid-in capital              4,420,382  4,420,382
           Treasury stock (1,416,667
                  Shs. at cost)                     (242,500)  (242,500)
           Accumulated deficit                    (4,192,891)(4,193,491)
                                                  ---------- ----------
         Total stockholders' equity                  (10,743)   (11,343)
                                                  ---------- ----------
                  Total liabilities and

                  stockholders' equity            $        - $        -
                                                  ========== ==========



    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)
           ----------------------------------------------------------

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                          Six months ended December 31,
                                            1999        2000
                                          -------      --------


Interest expense                          $   600      $  600
                                          -------      ------
         Net Loss                         $  (600)     $ (600)

         Accumulated Deficit,
                   beginning             (4,192,291)  (4,192,891)
                                         ----------   ----------

         Accumulated Deficit,
                   end of period        $(4,192,891) $(4,193,491)
                                        ===========  ===========



    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)

           -----------------------------------------------------------


CASH FLOW STATEMENT

                                        Six months ended December 31,
                                        1999                2000
                                        ----                ----


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

                                            Epicure Investments, Inc.

Date: _1/15/01_______                       By: /s/ Casimer J. Jaszewski
                                                --------------------------------
                                                Casimer J. Jaszewski, President