Form 10QSB
period 2001-03-31
EPICURE INVESTMENTS INC
filed 2001-05-11
CIK 831297

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 1O-QSB

(Mark One)

x Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
- 1934

For the quarterly period ended 3-31-2001
                         ---------------

  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    -------------
Commission file number
                       --------------------------------------------------------

Epicure Investments, Inc.
-------------------------------------------------------------------------------
Florida                                    59 1997186
-------------------------------------------------------------------------------
                                          (IRS ID. No.)
36 Klein Rd., Williamsville, NY 14221
-------------------------------------------------------------------------------
                          (716) 689-4033
-------------------------------------------------------------------------------


         Check whether the issuer: (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---



                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                     PRECEDING FIVE YEARS

                  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      No     N/A
    ---     ---


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,265,500 SHS OF $.001 PAR COMMON




           Transitional Small Business Disclosure Format (check one):

Yes      No  X
    ---     ---

                            Epicure Investments, Inc.

                                   Form 10QSB

                                      Index


Part I - Financial Information

         Item 1 - Financial Statements

                  Accountants Report                                   3

                  Balance Sheet - March 31, 2001 and 2000              4

                  Statements of Income and Accumulated Deficit-
                           Nine months ended March 31, 2001 and 2000   5

                  Statement of Cash flow -
                           Nine months ended March 31, 2001 and 2000   6

                  Notes to Financial Statements                        7-8


         Item 2 - Management Discussion                                9

                        REPORT OF INDEPENDENT ACCOUNTANT

--------------------------------------------------------------------------------




To the Board of Directors and Shareholders of Epicure Investments,Inc. (An Inactive Company)

I have reviewed the accompanying balance sheets of Epicure Investments, Inc. (An Inactive Company) as of March 31, 2001 and 2000, and the related statements of income, accumulated deficit and cash flows for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management.

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






                                   Gary Kriner, CPA

                                   /S/ Gary Kriner, CPA

                                   April 15, 2001

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)

--------------------------------------------------------------------------------

BALANCE SHEETS

                                                  March 31,
                                             2000             2001
                                         -----------      -----------

ASSETS

Total assets                             $         -      $         -
                                         ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Rescission offer payable               $    10,743      $    11,343
         (Note 2)
         Total liabilities                    10,743           11,343
                                         -----------      -----------


Stockholders' equity:
  Capital stock - $.001 par value;
   20,000,000 shs. auth.
   4,265,500 issued & outst.                   4,266            4,266
  Additional paid-in capital               4,420,382        4,420,382
  Treasury stock (1,416,667
         Shs. at cost)                      (242,500)        (242,500)
  Accumulated deficit                     (4,192,891)      (4,193,491)
                                         -----------      -----------
Total stockholders' equity                   (10,743)         (11,343)
                                         -----------      -----------
         Total liabilities and
         stockholders' equity            $         -      $         -
                                         ===========      ===========




    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)
--------------------------------------------------------------------------------

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                         Nine months ended March 31,
                                           2000                2001
                                        -----------         -----------


Interest expense                        $       600         $       600
                                        -----------         -----------
         Net Loss                       $      (600)        $      (600)



         Accumulated Deficit,
                   beginning             (4,192,291)         (4,192,891)
                                        -----------         -----------

         Accumulated Deficit,
                   end of period        $(4,192,891)        $(4,193,491)
                                        ===========         ===========


















    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)
--------------------------------------------------------------------------------

CASH FLOW STATEMENT

                                         Nine months ended March 31,
                                          2000                2001
                                          ---------           ----



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















    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (AN INACTIVE COMPANY)
           -----------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
               ---------------------------------------------------

1. The Company and Basis of Presentation
         Epicure Investments, Inc., a Florida corporation incorporated on May 13, 1980, is an inactive company. The Company has no assets and minimal liabilities related to its publicly-held stock (see Note 2). Epicure has paid all fees due the State of Florida Department of State through December 31, 2000, and its most recent annual report was filed on April 6, 2001. Its status was verified as active on that date by State of Florida Department of State.
         Epicure historically did own and operate the Crown Hotel in Inverness, Florida, but ceased operations and became insolvent when assets were sold on October 1, 1990, and liabilities were extinguished, forgiven or paid immediately thereafter.
         The Company, therefore, conducted no operations for the period reported upon herein.
         The Company's fiscal year ends June 30.


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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Epicure Investment, Inc. (the "Company") was incorporated on May 13, 1980, in the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when Management decided to sell its assets and cease operations.
         The Company has had no revenues from operations, nor conducted any operations since 1990. Management has maintained the legal existence of the corporation with a view to its subsequent combination with a yet to be identified private corporation engaged in any area of business.
         Executive offices are located at the residence of the principal shareholder at 36 Klein, Williamsville, N.Y. 14221 (716) 689-4033.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Epicure Investments, Inc.
                            -------------------------

Date: 4/15/01               By: /s/ Casimer J. Jaszewski
                               -------------------------------------
                               Casimer J. Jaszewski, President