Form 10KSB
period 2001-06-30
EPICURE INVESTMENTS INC
filed 2001-10-15
CIK 831297

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 1O-KSB

 (Mark One)
X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended       6-30-2001


Transition  report under Section 13 or 15(d) of the  Securities  Exchange Act of
1934 For the transition period from  _________   to


                                    000-30101
                             Commission file number

                            Epicure Investments, Inc.
                     36 Klein Rd., Williamsville, NY 14221
                                 (716) 689-4033

                  Florida                           59 1997186
           (State of Incorporation)               (IRS ID. No.)



Securities registered under Section 12(b) of the Exchange Act:



Securities registered under Section I 2(g) of the Exchange Act:

                        4,265,500 SHS OF $.001 PAR COMMON



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the

                                     IOKSB-1
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes        ( X  )                     No



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 1O-KSE. Yes ( ) No (X)

    State issuer's revenues for its most recent fiscal year.       $0


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

    Yes            No              ( N/A )


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

    Yes                No  (X)

                                     IOKSB-2

                               TRANSMITTAL LETTER



The accompanying Form 10KSB includes financial statements which do not reflect a change from previous reports in any accounting principles or practices or in the methods of application of those principles or practices.




                                     PART I

                                    BUSINESS

     Epicure Investments, Inc. (the "Company") was incorporated in May 1980, in the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when Management decided to sell its assets and cease operations.

     The Company has maintained its legal existence, but has not conducted operations since 1990.

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


                         MANAGEMENT'S PLAN OF OPERATION

     The Company has had no revenues from operations, nor conducted any operating activities, since October 1990.

     Management's plan of operation is to maintain the legal status of the Corporation with a view to seeking new investment or business opportunities. Applicable state reports, tax returns, etc. have been and will be filed to maintain the legal existence of the Company.

     Any cash requirements to maintain the legal corporate existence will be funded by the principal shareholder.


                                       (3)

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
Report of Independent Certified Public Accountant....................F/S-1
Balance Sheets-June 30, 2001, June 30, 2000, June 30, 1999.......... F/S-2
Statement of Income and Accumulated Deficit for the years ended
June 30, 2001,June 30, 2000, June 30, 1999,..........................F/S-3
Cash Flow Statement for the years ended June 30, 2001,
June 30, 2000, June 30, 1999,........................................F/S-4
Notes to Financial Statements.............................  F/S-5 to F/S-6

                                       (4)

                        REPORT OF INDEPENDENT ACCOUNTANT

To the Board of Directors and Stockholders of Epicure Investments, Inc. (An Inactive Company)


I have audited the accompanying balance sheets of Epicure Investments, Inc. (An Inactive Company) as of June 30, 1999, 2000 and 2001, and the related statements of income, accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epicure Investments, Inc. (An Inactive Company) as of June 30, 1999, 2000 and 2001, and the results of its operations, accumulated deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/  Gary Kriner, CPA
---------------------
     Gary Kriner, CPA

Williamsville, N.Y.
October 11, 2001

                                      F/S-1

                            EPICURE INVESTMENTS, INC.
                              (An Inactive Company)

                                 BALANCE SHEETS

    ASSETS

                                         June 30,       June 30,    June 30,
                                            1999         2000         2001
                                         ---------    ---------    ---------

    Total assets                           $   -         $   -        $   -
                                           ======       ======       ======


  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Recission offer payable (Note 2)     $ 10,143     $ 10,743      $ 11,343

           Total liabilities               10,143       10,743        11,343
                                       -----------   ----------   ----------


  Stockholders' equity:
    Capital stock - $.001 par value;
           20,000,000 shs. auth.
           4,265,500 issued & outst.       4,266         4,266         4,266
    Additional paid-in capital         4,420,382     4,420,382     4,420,382
    Treasury stock (1,416,667 shs.,
           at cost)                     (242,500)     (242,500)    (242,500)
    Accumulated deficit               (4,192,291)   (4,192,891)  (4,193,491)

  Total stockholders' equity             (10,143)      (10,743)     (11,343)
                                      -----------      --------    ---------
  Total liabilities and
   stockholders' equity                   $   -         $   -         $   -
                                         =======       =======       =======





    The accompanying notes are an integral part of these financial statements


                                      F/S-2

                            EPICURE INVESTMENTS, INC.
                              (An Inactive Company)

                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                                       Years Ended
                                       -----------------------------------------
                                       June 30,          June 30,      June 30,
                                       1999              2000          2001
                                       ---------         ---------     ---------


 Interest expense                      $   600          $   600        $   600
                                       ---------         --------      ---------
 Net Loss                              $  (600)         $  (600)       $  (600)



 Accumulated Deficit, beginning      (4,191,691)      (4,192,291)    (4,192,891)
                                      ----------       -----------   ----------

Accumulated Deficit, end of period  $(4,192,291)     $(4,192,891)   $(4,193,491)
                                      =========        =========      =========





    The accompanying notes are an integral part of these financial statements

                                      F/S-3

                            EPICURE INVESTMENTS, INC.
                              (An Inactive Company)


                              CASH FLOW STATEMENT

                                              Years Ended
                            --------------------------------------------
                            June 30, June 30, June 30,
                            1999              2000             2001
                            ---------         ---------        ---------


                            The Company effected no
                            cash transactions during
                            its inactive period.





    The accompanying notes are an integral part of these financial statements


                                      F/S-4

                            EPICURE INVESTMENTS, INC.
                              (An Inactive Company)

                          NOTES TO FINANCIAL STATEMENTS

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



                                       (5)

                                    PART 111

                    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                               AND CONTROL PERSONS

         The names and ages of the directors and executive officers of the Company are:

    Name                                Age         Position
    ---------------------------         ---         ------------------
    Casimer J. Jaszewski                74          President, Director

    Patrick F. Jaszewski                44          V. President, Director

    Hella T. Jaszewski                  66          Secretary, Director


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


                             EXECUTIVE COMPENSATION

     There is no executive compensation paid as the Company has no assets and conducts no operations. There are neither options granted nor other indirect compensation arrangements between the Company and Management.


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

          (1)                         (2)                      (3)           (4)
------------       -----------------------         ---------------    ----------
                      Name and Address of         Amount and Nature     Percent
 Title of Class        Beneficial Owner          of Beneficial Owner   of Class
----------        ------------------------           ------------      --------
Common          Casimer J. Jaszewski President    2,454,780 shares        86%
                  36 West Klein
                  Williamsville, N.Y.  14221

Common          All officers and directors
                  as a Group (3 persons)          2,469,380 shares        86.7%



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

                                       (7)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Epicure Investments, Inc.

Date: 10/12/01            By:  /s/ Casimer J. Jaszewski
                               ------------------------
                                   Casimer J. Jaszewski, President