Form 10QSB
period 2001-09-30
EPICURE INVESTMENTS INC
filed 2001-11-15
CIK 831297

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC 20549
                                   FORM 1O-QSB

(Mark One)

x Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934


For the quarterly period ended 9-30-2001

Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from  _________   to

                       Commission file number - 000-30101


                            Epicure Investments, Inc.

          Florida                                    59 1997186
      (Incorporation)                              (IRS ID. No.)

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

Yes                No X

                            Epicure Investments, Inc.

                                   Form 10QSB

                                      Index


Part I - Financial Information

         Item 1 - Financial Statements

                  Accountants Report                                         3

                  Balance Sheet - September 30, 2001 and 2000                4

                  Statements of Income and Accumulated Deficit-
                           Three months ended Sept. 30, 2001 and 2000        5

                  Statement of Cash flow -
                           Three months ended Sept. 30, 2001 and 2000        6

                  Notes to Financial Statements                              7-8


         Item 2 - Management Discussion                                      9

                        REPORT OF INDEPENDENT ACCOUNTANT






To the Board of Directors and Shareholders of Epicure Investments,Inc. (An Inactive Company)

I have reviewed the accompanying balance sheets of Epicure Investments, Inc. (An Inactive Company) as of September 30, 2001 and 2000, and the related statements of income, accumulated deficit and cash flows for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management.

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




                               /s/ Gary Kriner, CPA
                               --------------------
                                   Gary Kriner, CPA



                                                              November 14, 2001

                            EPICURE INVESTMENTS, INC.
                              (An Inactive Company)

                                 BALANCE SHEETS

                                                          September 30,
                                                          2000           2001
                                                   -----------    -----------

ASSETS

Total assets                                       $      --      $      --
                                                   ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Rescission offer payable                         $    11,343    $    11,943
         (Note 2)
         Total liabilities                              11,343         11,943
                                                   -----------    -----------


Stockholders' equity:
  Capital stock - $.001 par value;
   20,000,000 shs. auth
   4,265,500 issued & outst                              4,266          4,266
  Additional paid-in capital                         4,420,382      4,420,382
  Treasury stock (1,416,667
         Shs. at cost)                                (242,500)      (242,500)
  Accumulated deficit                               (4,193,491)    (4,194,091)
                                                   -----------    -----------
Total stockholders' equity                             (11,343)       (11,943)
                                                                  -----------
         Total liabilities and
         stockholders' equity                      $      --      $      --
                                                   ===========    ===========




    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (An Inactive Company)

                  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                Three months ended September 30,
                                          2000           2001
                                   -----------    -----------


Interest expense                   $       600    $       600
                                   -----------    -----------
         Net Loss                  $      (600)   $      (600)



         Accumulated Deficit,
                   beginning        (4,192,891)    (4,193,491)
                                   -----------    -----------

         Accumulated Deficit,
                   end of period   $(4,193,491)   $(4,194,091)
                                   ===========    ===========





    The accompanying notes are an integral part of these financial statements

                            EPICURE INVESTMENTS, INC.
                              (An Inactive Company)


                              CASH FLOW STATEMENT

                                              Three months ended September 30,
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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Epicure Investment, Inc. (the "Company") was incorporated in May, 1980, in the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when Management decided to sell its assets and cease operations.
         The Company has had no revenues from operations, nor conducted any operations since 1990. Management has maintained the legal existence of the corporation with a view to seeking new investment or business opportunities. Applicable state reports have been filed to maintain the legal existence of the Company.
         Executive offices are located at the residence of the principal shareholder at 36 Klein, Williamsville, N.Y. 14221 (716) 689-4033.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Epicure Investments, Inc.

Date: _11/14/01_______                  By:_/s/ Casimer J. Jaszewski
                                            ------------------------
                                                Casimer J. Jaszewski, President