Form 10-K
period 2001-12-31
V GPO  INC
filed 2002-05-15
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

    [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from  _____________________ to  ______________________

                        Commission File Number: 0-30101

                                   V-GPO, INC.
                 (Name of small business issuer in its charter)

              Florida                                         59-1997168
(State or other jurisdiction of            (IRS Employer Identification Number)
Incorporation or organization)

             2150 Whitfield Industrial Way, Sarasota, Florida 34243
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (941) 727-1552

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common stock, $.0001 par value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K, [ X ].

Issuer's revenues for its most recent fiscal year: $ 488,696
                                                   ----------

The aggregate market value (closing sale price) on the OTC Bulletin Board of the Registrant's Common Stock held by non-affiliates at May 3, 2002, was approximately $62,812. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of May 3, 2002, 40,765,500 shares of the Registrant's common stock, par value $.0001, were issued and outstanding.

Exhibit index appears on pages 12.

                                TABLE OF CONTENTS

PART I                                                          PAGE

     Item 1     Business                                          3
     Item 2     Property                                          5
     Item 3     Legal Proceedings                                 5
     Item 4     Submission of Matters to a Vote of                5
                Security Holders

PART II

     Item 5     Market for Common Equity and Related             5
                Stockholder Matters
     Item 6     Management's Discussion and Analysis of          5
                Financial Condition and Results of
                Operations
     Item 7     Financial Statements and Schedule                8
     Item 8     Changes in and Disagreements with                8
                Accountants on Accounting and Financial
                Disclosure

PART III

     Item 9     Directors and Executive Officers of the          8
                Registrant
     Item 10    Executive Compensation                           9
     Item 11    Security Ownership of Certain Beneficial        11
                Owners and Management
     Item 12    Certain Relationships and Related Transactions  12

PART IV

     Item 13    Exhibits, Financial Statements, Schedules,      12
                and Reports on Form  8-K


SIGNATURES

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company was incorporated in May, 1980 in the State of Florida and engaged in the hotel and restaurant industry from 1980 until October 1, 1990, when the Company sold its assets and ceased operations.

     Pursuant to an Agreement and Plan of Merger ("Agreement") dated as of December 6, 2001 by and between the Company and V-GPO, Inc., a Delaware Corporation ("V-GPO Delaware"), on January 1, 2002, V-GPO Delaware merged with and into the Company, with the Company emerging as the surviving corporation ("Merger"). In consideration of the Merger, all of V-GPO Delaware's outstanding securities were converted into 36,500,000 shares of the Company's Common Stock, 100,000 shares of the Company's Series A Preferred Stock and options and warrants equal in kind and number to those of V-GPO Delaware (collectively the "Merger Consideration").

     From 1990 to the effective date of the Merger, the Company had no operations, but maintained its legal existence with a view to its subsequent combination with a private corporation actively engaged in a business. The Company therefore had no revenues from operations nor conducted any operating activities from October, 1990 until consummating the Merger. Effective January 1, 2002, the Company, as the surviving corporation in the Merger, succeeded to the business of V-GPO Delaware. SEE BUSINESS - THE BUSINESS OF V-GPO.

     In April, 2002, the Company organized a wholly-owned subsidiary, International Healthcare Investments Ltd., Inc. ("IHI Ltd.") to own, operate and/or manage suburban and rural healthcare facilities in Texas and Oklahoma. SEE BUSINESS - INTERNATIONAL HEALTHCARE INVESTMENTS LTD.

THE BUSINESS OF V-GPO

     V-GPO Delaware was a supply chain management consulting and B-2-B e-commerce corporation servicing the healthcare industry, including hospitals, general purchasing organizations, clinics, mail order pharmacies, etc., that markets and licenses software products developed exclusively for V-GPO Delaware by its affiliate Florida Software Systems, Inc. and its affiliates (collectively "FSS") under a perpetual License Agreement ("License") which provided V-GPO Delaware with worldwide exclusivity for use of the software comprising the V-GPO platform, products and software tools ("V-GPO Software") for monthly License payments of $250,000. SEE FINANCIAL STATEMENTS - FOOTNOTE D. The Company believes the V-GPO Software enables organizations to better attain the results that are available through the best use of subject matter expertise, current technology and the application of sound management practices. V-GPO Delaware purchased title to the V-GPO Software in December, 2001 and terminated payments under the License as of November 30, 2001. The V-GPO Software is now used by the Company as successor to V-GPO Delaware. SEE BUSINESS - PURCHASE OF V-GPO SOFTWARE.

     The V-GPO Software is designed to enable facilities and suppliers to efficiently buy and sell products on a secure, Internet-enabled purchasing solution. The Company believes the V-GPO Software enables businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. The V-GPO Software is supplier independent thus enabling them to manage all contracts and purchases transactions from the point of requisition through receipt and provides a strong emphasis on the back-end reporting and unique, solutions centered diagnostics of purchasing patterns and purchase contract utilization and optimization. The V-GPO Software goes beyond the simple basics of facilitating B-2-B electronic commerce by functioning as a Resource Management Data Repository and Information Systems partner, both for customer facilities as well as suppliers.

     The V-GPO Software automates and consolidates the electronic catalogues from all suppliers into a single master list of items critical to the specific business enterprise. The V-GPO Software avoids having to surf each individual supplier's web site e-commerce application to fulfill the customer's order needs. From requisition to purchase order, the system monitors each line item for contract optimization, pricing, and approvals required per the facility/customer specific purchasing rules. The customer maintains complete visibility of the status of its order as it is received and confirmed by the supplier partners. Again, as "exceptions" are noted along the way, from whatever the source, the business enterprise is immediately and automatically notified via email to avoid any receiving dock surprises. With the supply chain process in control, the Company believes the customer should realize significant improvements in cost savings as well as buyer satisfaction. The V-GPO Software resides on industry-standard servers and is accessible by standard web browsers requiring minimal software installation or integration at the customer site. The Company believes that the V-GPO Software requires minimal investment of time and capital to install, maintain and use.

     V-GPO Delaware was incorporated in May 2000 and was the successor as a result of a reincorporation merger with IHI Associates, Inc., a Florida corporation, which commenced operations in November 1997.

        The Company has 20 employees as of May 3, 2002.


PURCHASE OF V-GPO SOFTWARE

     In order to acquire title to the V-GPO Software and to terminate the perpetual obligation to pay license fees under the License between V-GPO Delaware and FSS, V-GPO Delaware entered into an agreement ("Software Sale Agreement") for the purchase of title to the V-GPO Software from FSS, which are owned and controlled by Norman R. Dobiesz, the Chairman, Chief Executive
Officer, a Director and a principal stockholder of the Company. Under the Software Sale Agreement, the purchase price for title to the V-GPO Software is an aggregate of $30,000,000, an amount equal to the aggregate of 10 years' license fees under the License ("Purchase Price"). The Company believes that the acquisition of title to the V-GPO Software and termination of the perpetual monthly payment obligations under the License is preferable to continuing to pay the $250,000 monthly payments under the License for an unlimited period of time. The Purchase Price is payable in minimum monthly installments of $250,000, subject to increase to $300,000 per month if and when accrued but unpaid license fees under the License aggregating $3,625,000 as of November 30, 2001 ("License Fees") are fully paid. The Purchase Price and License Fees are secured by security agreements entered into with FSS. Prior to the full payment of the License Fees, the Software Sale Agreement requires the Company to pay $50,000 per month against the License Fees until they are fully paid. The Purchase Price is subject to prepayments under certain circumstances. At April 30, 2002, an aggregate of $1,500,000 ($250,000 against the License Fees and $1,250,000 against the Purchase Price) was due and payable under the Software Sale Agreement, but unpaid by the Company.

COMPETITION

     The markets for Internet-based purchase and sale of medical products, supplies and equipment and healthcare supply chain management are new, rapidly evolving and intensely competitive. The Company's primary competition includes e-commerce providers that have established online marketplaces for medical products, supplies and equipment. The Company also faces potential competition from a number of other sources. Many companies that have created websites to serve the information needs of healthcare professionals are introducing e-commerce functions and supply chain management services that may compete with the Company's services. In addition, providers of online marketplaces and online auction services that currently focus on other industries could expand the scope of their services to include medical products. Existing suppliers of medical products are also establishing online marketplaces that offer services to suppliers and purchasers, either on their own or by partnering with other companies.

     Competition is likely to intensify as the Company's market matures. As competitive conditions intensify, competitors may:

        o enter into strategic or commercial relationships with larger, more established healthcare, medical products and Internet companies;

        o secure services and products from suppliers on more favorable terms;

       o devote greater resources to marketing and promotional campaigns;

       o secure exclusive or preferential arrangements with purchasers or suppliers that limit sales through the Company's marketplace; and

       o devote substantially more resources to website and systems development.

     Many of the Company's existing and potential competitors have longer operating histories in the medical products market, greater name recognition, larger customer bases and greater financial, technical and marketing resources than the Company. As a result of these factors, the Company's competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands and services and make more attractive offers to purchasers and suppliers, potential employees and strategic partners. In addition, new technologies may increase competitive pressures. The Company cannot assure that it will be able to maintain or expand its customer base. The Company may not be able to compete successfully against current and future competitors and competition could result in price reductions, and/or reduced sales, gross margins and operating margins and/or loss of market share.

INTERNATIONAL HEALTHCARE INVESTMENTS LTD., INC.

     The Company has incorporated a wholly-owned Delaware subsidiary, International Healthcare Associates Ltd., Inc. ("IHI Ltd."), to own, operate and/or manage suburban and rural healthcare facilities in non-urban markets in Texas and Oklahoma. Generally, the Company anticipates that these facilities would be the only facility in the suburban or rural area in which they are located. Because every community is unique, there is no universal approach to healthcare management. IHI Ltd. is committed to creating programs, services and facilities that actively respond to fulfill the needs and required support of physicians who care for patients in the communities where an IHI Ltd. facility is located. The Company believes this is the best way to compete in the markets it enters.

     Pursuant to its business plan, IHI Ltd. has entered into non-binding letters of intent ("Letters of Intent") to negotiate possible purchases by IHI, Ltd. of the assets of various rural or suburban medical facilities including an assisted living center, a free-standing cancer center, an orthopedic, physical therapy and MRI facility and a 32 bed hospital. The Letters of Intent provide that any transaction may be effected only pursuant to terms, covenants and conditions to be negotiated and contained in a definitive agreement. There can be no assurance that IHI, Ltd. will successfully enter into a definitive agreement with any prospective seller or that the numerous conditions to consummate the transfer of assets under such a definitive agreement, if entered into, would ever be satisfied.

     In order to finance IHI Ltd.'s acquisitions of medical facilities, the Company has entered into an engagement letter with a funding source to arrange financings of up to $100,000,000 debt and $10,000,000 equity (collectively the "Financings"). There can, however, be no assurance that the funding source will be able to arrange the Financings on terms and conditions acceptable to the Company, or that if arranged, the Company will be able to successfully close these Financings.

ITEM 2. PROPERTY

     The Company's headquarters and administrative offices are located at 2150 Whitfield Industrial Way in Sarasota, Florida where it rents office space on a month to month basis for $3,100 a month from an affiliate. Its operations and marketing functions are administered from an office located at 5525 N. MacArthur, Suite 680 in Irving, Texas which it leases for $10,552 a month, subject to adjustment.

ITEM 3. LEGAL PROCEEDINGS

     There is no known litigation pending against the Company. The Company has recognized a liability recorded at $4,134 payable under a recission offer made to and accepted by certain stockholders in 1989 which remains unpaid. This liability has accrued interest at the rate of 6% per annum which also remains unpaid as of the date of this Report on Form 10-KSB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     On December 19, 2001, the Company's Board of Directors unanimously approved the following actions relative to the merger of V-GPO, Inc., a Delaware corporation ("V-GPO Delaware"), with and into the Company ("Merger"): (1) increasing the authorized common stock of the Company to 100,000,000 with a par value of $0.0001 ("Common Stock") and creating a class of preferred stock, $.001 par value, with 20,000,000 shares authorized ("Preferred Stock"); (2) changing the name of the Company to V-GPO, Inc.; (3) creating a series of Preferred Stock designated as Series A Preferred Stock with voting rights equal to 400 votes per share; and (4) merging V-GPO Delaware with and into the Company and issuing the Merger Consideration (collectively the "Actions"). The Company thereafter received written consent to the Actions from the holders of a majority of votes entitled to be cast on the Actions with respect to the outstanding shares of the Company's Common Stock in accordance with Section 607.0704 of the Florida Business Corporation Act. Each of the Actions became effective January 1, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Although the Company's Common Stock is eligible for trading in the over-the-counter market, including quotation on the NASD Over-The-Counter Bulletin Board, there is no active, public trading market for the Company's Common Stock and the Company cannot assure that one will develop in the future.

     The Company has registered 1,797,097 shares of common stock in a public offering registered on Form S-1 with the Securities and Exchange Commission which went effective on October 31, 1989. These shares consist of 380,430 shares owned by certain shareholders and 1,416,667 treasury shares.

HOLDERS

     The Company has approximately 1,000 holders of its outstanding shares of Common Stock.

DIVIDENDS

     The holders of Common Stock are entitled to share ratably in dividends when and as declared by the board of directors out of funds legally available therefore. The Company intends to retain any future earnings for use in its operations and therefore does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Form 10-KSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "except," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions," or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and economically in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the Company's ability to successfully negotiate with certain customers; associated costs arising out of the Company's activities and the matters discussed in this Form 10-KSB; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this Form 10-KSB and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this Report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is a discussion of the financial condition and results of operations of the Company as of the date of this Registration Statement. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

                                     GENERAL

     Epicure Investments, Inc. (the "Company") was incorporated in May 1980, under the laws of the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when the Company's management decided to sell its assets and cease operations. The Company has maintained its legal existence, but has not conducted operations since 1990.

     On December 6, 2001 the Company entered an agreement and plan of merger with V-GPO, Inc. ("V-GPO Delaware"), a company incorporated under the laws of the state of Delaware. Effective with the merger, all previously outstanding stock of V-GPO Delaware was exchanged for stock of the Company resulting in the previous security holders of V-GPO Delaware owning approximately 93% of the Common Stock, 100% the Series A Preferred Stock of the Company, in an exchange ratio of 1 share of VGPO common stock for 1 share of the Company's common stock, and 1 share of V-GPO Series A Preferred Stock for 1 share of Company Series A Preferred Stock. As a result of the acquisition, there was a change in control of the Company, a public entity.

     The Company is a business solutions organization providing software business intelligence tools for supply chain management excellence in healthcare. The Company incorporated IHI Ltd. in April, 2002 to own, operate and/or manage non-urban healthcare facilities in Texas and Oklahoma.

     The VGPO purchasing solution enables businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. The system is completely supplier independent thus enabling them to manage all contracts and purchase transactions from the point of requisition through receipt. VGPO provides a strong emphasis in the back end reporting and unique, solutions centered diagnostics of purchasing patterns and purchase contract utilization and optimization.

     Although VGPO-Delaware has experienced growth in revenues since the inception of operations in 1998, it has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Company will sustain revenue growth or achieve profitability.

     The Company has identified several steps it feels will begin to move it toward profitability:

        o provide timely and adequate working capital for the development and distribution of its proprietary software products

        o control all-around general overhead cost




                              RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

     The Company's total revenues were $ 488,696 for the twelve month period ended December 31, 2001 compared to $279,318 for the same period ended December 31, 2000, a increase of $ 209,378, or 42 %. The increase is attributable to more revenues from consulting services rendered to customers in 2001.

COST OF SALES

     The Company's cost of sales were $ 2,900,000 in 2001 compared to $1,064,500 in 2000, an increase of $1,835,500 or 172%. The increase is attributed to the hiring of new personnel in anticipation of operationalizing the Company's business plan over the next 24-36 months.

OPERATING EXPENSES

     The Company's operating expenses increased $ 709,073 from $1,758,156 for the year ended December 31, 2000 compared to $ 2,467,229 for the same period ended December 31, 2001, or 40%. Selling, general and administrative expenses for the twelve-month period ended December 31, 2001 increased $ 435,717 from $1,258,167 in 2000 to $1,693,884, or 34%. The selling, general and administrative expenses increase is also attributed to the support of the Company's active pursuit of new business. The increase was due to the Company incurring legal, consulting, and financial advisory fees and costs in connection with the marketing of its proprietary software products. Depreciation and amortization expense for the year ended December 31, 2001 decreased $8,072 from $428,632 in 2000 to $420,560. The decrease was due to normal accounting treatment in 2001. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

     Interest expense for the twelve-month period ended December 31, 2001 was $352,785, an increase of $ 281,429, from $ 71,356 for the same period ended December 31, 2000. The increase in interest expense is due to more the placement of the convertible notes payable during the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

DECEMBER 31, 2001

     As of December 31, 2001, the Company had a working capital deficit of $6,924,592 compared to a deficit of $2,245,949 at December 31, 2000, a deficit increase of $4,678,643. The increase in working capital deficit is attributed to continued startup company's usual growing pains.

     As a result of our operating losses, the Company generated a cash flow deficit of $1,225,722 from operating activities during the twelve-month period ended December 31, 2001. The cash flow deficit is primarily attributable to the Company's net loss from operations of $4,878,533 adjusted for depreciation and amortization of $420,560 and common stock issued for services of $37,000.

     Cash flows used in investing activities for the twelve-month period ended December 31, 2001 consisted primarily of the acquisition of $3,649 of computer and other related equipment

     Cash flows provided by financing activities were $1,224,700 during the twelve-month period ended December 31, 2001. The Company repaid $ 0 of funds previously advanced to the Company by related parties.

     The Company is in the process of identifying possible debt and/or equity financing sources. The Company plans on entering into the healthcare business through ownership and/or management of healthcare facilities. The Company has identified potential areas for one or more acquisitions and has held discussions with both debt financing companies as well as various private equity investors. Although the Company expects that by December 31, 2002 it will have concluded one or more of these transactions, there is no assurance that any of these transactions will close, or, if they close, that the closings will be on terms satisfactory to the Company.

     The independent auditors report on the Company's December 31, 2001 Financial Statements included in this report states that the Company's working capital deficiency and shareholders deficit raise substantial doubts about the Company's ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 2000, the Company adopted the provisions of EITF 00-2. The pronouncement indicates that costs incurred in connection with operating a web site are period expenses. Upgrades and enhancements that add functionality should be expensed or capitalized based upon the general model of SOP 98-1. At the end of the year the company had not incurred any capitalized web development expenditures.

     In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1999 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards FAS 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 and 142 will have a material impact on its consolidated financial statements

     In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

     Financial statements as of and for the years ended December 31, 2001 and December 31, 2000 are presented in a separate section of this Report on Form 10-KSB following the information in Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     On January 17, 2002, the Company dismissed its certifying accountant, Gary Kriner, CPA ("Kriner"). Kriner's reports on the financial statements for the years ended June 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the years ended June 30, 2001 and 2000, and the subsequent interim period through January 17, 2002, the Company has not had any disagreements with Kriner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Stefanou & Company LLP ("Stefanou") as its certifying accountant as of January 17, 2002 for the Company's fiscal year ending December 31, 2001. The Company has not consulted Stefanou previously.

     Kriner's letter, which is required pursuant to Item 304(a)(3) of Regulation S-B, is attached as an Exhibit to the Company's Report on Form 8-K/A filed January 30, 2002.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:


     NAME                AGE                   POSITION
-------------------------------------------------------------------------------
Norman R. Dobiesz        54       Chairman, Chief Executive Officer and a
                                  Director
-------------------------------------------------------------------------------
Samuel A. Greco          50       President, Chief Operating Officer and a
                                  Director
-------------------------------------------------------------------------------
Sunasir Sen              42       Executive Vice President - Finance and Chief
                                  Financial Officer
-------------------------------------------------------------------------------
Edward E. Carty, Jr.     53       Vice President
-------------------------------------------------------------------------------
Michael J. Kuhn          42       Vice President
-------------------------------------------------------------------------------

     All directors hold office for one year or until the election or appointment of their successors. Directors receive no compensation for serving on the board, but may be reimbursed reasonable expenses for attending meetings upon submission to the Company of appropriate written documentation. Officers are elected annually by the Company's Board of Directors and serve at the discretion of the board or until their successors are elected.

     NORMAN R. DOBIESZ is the Chairman, Chief Executive Officer, Director and a principal shareholder of the Company responsible for the headquarters function in Florida. Since 1991, Mr. Dobiesz has served as a Director and is also currently Senior Vice President Business Development of Teltronics, Inc., a publicly-held telecommunications company. Mr. Dobiesz is President and owner of Florida Software Systems, Inc. and its affiliates which developed the VGPO Software. SEE ITEM 1. BUSINESS - PURCHASE OF VGPO SOFTWARE.

     SAMUEL A. GRECO is a founder and was the President, Chief Operating Officer, Director and a principal shareholder of the Company responsible for the operations and marketing functions of VGPO Delaware conducted at its office in Dallas, Texas. Mr. Greco has held various management positions in the healthcare industry during the last 25 years, including several executive positions with Columbia/HCA Healthcare Corporation now known as HCA - The Healthcare Company ("Columbia") from 1989 to August 1997. He resigned his position as Senior Vice President of Financial Operations of Columbia in August 1997 to pursue consulting and other opportunities in the healthcare industry by applying his experience in the application of supply chain strategies. While with Columbia, Mr. Greco elevated the area of Materials Management to a core competency that became a strategic advantage to Columbia, and launched Columbia's supply chain initiative, recognizing how supply cost and other costs would benefit from scale, discipline and process improvement. He has become one of the industry leaders in successfully applying these supply chain strategies, vendor partnering and logistics management to improve results and provide significant savings. Mr. Greco holds a Bachelor of Science degree in Accounting from Bryant College and is a frequent speaker at various healthcare symposiums.

     SUNASIR SEN, who is Executive Vice President - Finance and Chief Financial Officer of the Company, has been an investment banking professional for over 20 years and was the Managing Director of Prudential Securities' Investment Banking Group for the healthcare industry. Mr. Sen was an innovator and early-practitioner of healthcare receivables financing, and, in particular, perfected the securitizing of healthcare receivables which revolutionized healthcare industry financing practices.

     EDWARD E. CARTY, JR. is a Vice President of the Company responsible for national account representation, GPO relations, minority GPO development, customer relations, supplier relations and subject matter expert communications since approximately November 1997. Mr. Carty has over twenty years experience in senior level materials management positions with large for profit and non-profit healthcare companies including Hospital Affiliates International, Republic Health Corporation, Lutheran Health Systems and seven years with Columbia.

     MICHAEL J. KUHN is a Vice President of the Company responsible for product installation and implementation, customer training and education, customer service, supply chain systems operations, productivity systems operations and customer relations since November 1997. Mr. Kuhn has over fifteen years experience in leadership positions to enhance operational effectiveness with a variety of organizations including seven years with Columbia. Mr. Kuhn has considerable experience in working with all levels in organizations to improve operational effectiveness through his knowledge of information, benchmarking, process flow diagnostics, scheduling and logistics, methods improvements, staffing and productivity management. Mr. Kuhn works closely with the software designers and servicing personnel to coordinate the delivery of the software services to the Company's customers.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth information regarding the annual and long term compensation paid by the Company's predecessor, V-GPO Delaware, during the years indicated to the Chief Executive Officer, the Chief Operating Officer and its other most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2001 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               Securities
   Name and                                                      Restricted    Underlying
   Principal                                     Other Annual      Stock        Options/       LTIP      All Other
   Position       Year     Salary     Bonus    Compensation(1)     Awards        SARs(#)      Payouts   Compensation
---------------- ------- ----------- --------- ----------------- -----------  -------------- --------- --------------
Norman R.         2001    $106,435(2)   -             -              -              -            -            -
Dobiesz,          2000      (2)         -             -              -              -            -            -
Chairman & CEO    1999      (2)         -             -              -              -            -            -
---------------- ------- ----------- --------- ----------------- ----------- --------------- --------- --------------
Samuel A. Greco   2001    $106,435(3)   -             -              -              -            -            -
President and     2000      (3)         -             -              -              -            -            -
COO               1999      (3)         -             -              -              -            -            -
---------------- ------- ----------- --------- ----------------- ----------- --------------- --------- --------------
Edwin E.          2001    $120,000      -             -              -              -            -            -
Carty, Jr.,       2000    $120,000      -             -              -              -            -            -
Vice President    1999    $120,000      -             -              -        50,000 shares      -            -
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
Michael J. Kuhn   2001    $120,000      -             -              -              -            -            -
Vice President    2000    $120,000      -             -              -              -            -            -
                  1999    $120,000      -             -              -        50,000 shares      -            -
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------

(1) Certain personal benefits that aggregate less than ten percent of total cash compensation of any executive officer or which cannot be readily ascertained are not included.

(2) Mr. Dobiesz has waived all unpaid cash compensation payable from the inception of V-GPO Delaware through September 30, 2001. Includes $106,435 that was accrued but not paid during 2001.

(3) Mr. Greco has waived all unpaid cash compensation payable from the inception of V-GPO Delaware through September 30, 2001. Includes $106,435 that was accrued but not paid during 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                             Number of         % of Total
                             Securities       Options/SARs
                             Underlying        Granted to        Exercise
                            Options/SARs      Employees in       or Base         Expiration
      Name                   Granted (#)       Fiscal Year      Price ($/Sh)        Date
----------------------------------------------------------------------------------------------
Norman R. Dobiesz(1)             -                 -                -                -
----------------------------------------------------------------------------------------------
Samuel A. Greco(1)               -                 -                -                -
----------------------------------------------------------------------------------------------
Edwin E. Carty, Jr. (2)          -                 -                -                -
----------------------------------------------------------------------------------------------
Michael J. Kuhn(3)               -                 -                -                -
----------------------------------------------------------------------------------------------

(1)  No options or SARs have been granted to Mr. Dobiesz or to Mr. Greco.
(2)  No options or SARs were granted Mr. Carty in 2001.
(3)  No options or SARs were granted to Mr. Kuhn in 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                                Number of
                                                                Securities          Value of
                                                                Underlying         Unexercised
                                                                Unexercised        In-the-Money
                                                               Options/SARs at    Options/SARs at
                                                               FY-Ended (#) (1)    FY-End (#) (1)
-------------------------------------------------------------------------------------------------
           Name             Shares Acquired     Value          Exercisable/       Exercisable/
                            on Exercise (#)    Realized (S)    Unexercisable      Unexercisable
-------------------------------------------------------------------------------------------------
Norman R. Dobiesz(1)             -                -                 -                   -
-------------------------------------------------------------------------------------------------
Samuel A. Greco(1)               -                -                 -                   -
--------------------------------------------------------------------------------------- ---------
Edwin E. Carty, Jr. (2)          -                -           10,000/40,000             % (2)
-------------------------------------------------------------------------------------------------
Michael J. Kuhn(3)               -                -           10,000/40,000             % (3)
-------------------------------------------------------------------------------------------------

(1)  No options have been granted to Mr. Dobiesz or to Mr. Greco.
(2) None of the options granted to Mr. Carty were in the money on December 31, 2001.
(3) None of the options granted to Mr. Kuhn were in the money on December 31, 2001.

EXECUTIVE EMPLOYMENT AGREEMENTS

     Effective March 1, 2002, Messrs. Dobiesz and Greco entered into ten year employment agreements (the "Executive Employment Agreements") with the Company that replaced prior employment agreements scheduled to expire May 31, 2004 which were renewable by the employee for up to two (2) additional five (5) year periods ("Prior Employment Agreements"). The Executive Employment Agreements are terminable by the Company for certain "for cause" events. The Executive Employment Agreements provide for initial base compensation of $600,000 per year with $75,000 increases scheduled for the 1st day of January of each year commencing January 1, 2003. The Company has the right to include Messrs. Dobiesz and Greco in any supplementary bonus or other benefits in the Company's discretion. Messrs. Dobiesz and Greco have waived all unpaid cash compensation under the Prior Employment Agreements from inception through December 31, 2001. The Company has agreed to register the shares of the Company's Common Stock Messrs. Dobiesz and Greco own in any future registration statement the Company may file.

     On April 25, 2002, the Company entered into a three (3) year Employment Agreement with Sunasir Sen effective as of April 25, 2002 ("Employment Agreement"). Under the Employment Agreement, which is terminable upon thirty
(30) days prior written notice, Mr. Sen will act as Executive Vice President and Chief Financial Officer of the Company for a base compensation of $250,000 per year ("Base Compensation"). The Base Compensation shall not be paid, but shall be accrued until Mr. Sen has arranged and the Company has received at least $25,000,000 debt and/or equity finance. The Base Compensation is scheduled to increase by $25,000 each year commencing April 1, 2003.

1999 INCENTIVE STOCK OPTION PLAN

     The Company adopted an Incentive Stock Option Plan, as amended ("Plan") to enhance the Company's ability to retain the services of key personnel and encourage such employees to own stock in the Company. The Plan authorizes the Board of Directors, at its discretion, to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective March 1, 1999 and will terminate February 28, 2009 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

     An aggregate of 4,999,995 shares of the Company's Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company's shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company's Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

     Options may be exercised solely by the Participant or his or her legal representative during his or her employment with the Company, or any subsidiary, or after his or her death by the person or persons entitled thereto under his or her will or the laws of descent and distribution. In the event of termination of employment for any reason other than death, permanent disability as determined by the Board, or retirement with the consent of the Company, Options may not be exercised by the Participant or his or her legal representative and shall lapse effective upon the earlier to occur of (i) notice of employment termination or
(ii) last day of employment with the Company or any Subsidiary.

     During 2001, the Company did not issue any options under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's equity securities as of May 3, 2002 by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and
(iii) all officers and directors of the Company as a group.



 Name and Address(1) of                                   Amount and Nature of       Percent of
 Beneficial Ownership              Title of Class         Beneficial Ownership       Class(2)(6)
--------------------------------------------------------------------------------------------------
Norman R. Dobiesz (3)              Common Stock           19,562,500 shares           49.7%
Chairman, Chief Executive        Series A Preferred          100,000 shares            100%
Officer and Director                   Stock
--------------------------------------------------------------------------------------------------
Samuel A. Greco                     Common Stock              11,812,500              30.0%
President, Chief Operating
Officer and Director
--------------------------------------------------------------------------------------------------
Edwin E. Carty, Jr. (4)                  -                          -                   -
Vice President
--------------------------------------------------------------------------------------------------
Michael J. Kuhn(5)                       -                          -                   -
Vice President
--------------------------------------------------------------------------------------------------
Southward Investments, LLC(6)       Common Stock              3,109,321                7.9%
2541 Monroe Avenue
Rochester, NY 14615
--------------------------------------------------------------------------------------------------
All executive officers and          Common Stock             31,375,000 shares        79.7%
directors as a Group (4 persons)   Series A Preferred          100,000 shares          100%
                                      Stock
--------------------------------------------------------------------------------------------------

(1) The address of all directors and officers identified above is the address of the Company at 2150 Whitfield Industrial Way, Sarasota, Florida 34243.

(2) The percentages are calculated based upon 39,348,833 shares of Common Stock issued and outstanding after exclusion of 1,416,667 issued shares held in treasury and do not include an aggregate of 1,293,325 shares of Common Stock that may be issued (a) upon exercise of outstanding warrants to purchase 643,325 shares of Common Stock, warrants that may be issued to purchase 400,000 shares of Common Stock and (b) outstanding options to purchase 250,000 shares of Common Stock. Unless otherwise indicated, it is assumed that all shares are owned directly.

(3) Includes 19,187,500 shares owned by Kinsale, L.P., a limited partnership owned and controlled by Mr. Dobiesz and 375,000 of the aggregate 500,000 shares owned by MedTel Services, Inc., a corporation of which Mr. Dobiesz owns 75% of the issued and outstanding shares of Common Stock.

(4)  Excludes an aggregate of 50,000 shares issuable upon exercise of options.

(5)  Excludes an aggregate of 50,000 shares issuable upon exercise of options.

(6) Assumes payment of the purchase price for 3,000,000 shares of the Common Stock of the Company sold under a December, 2001 Stock Purchase Agreement

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective March 1, 2002, the Company entered into ten (10) year employment agreements with Norman R. Dobiesz, Chairman and CEO and Samuel A. Greco, President and COO. SEE EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS.

     Entities controlled by Norman R. Dobiesz, the Company's Chairman, CEO and principal shareholder, were advanced $944,884 in 2001 and $730,120 in
2000.

         The Company rents space in Sarasota, Florida on a month to month basis from an affiliate for $3,100 a month.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements:

          The financial statements filed on part of this report are listed on the Index to Financial Statements on Page F-2.

     All financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

     (b) Reports on Form 8-K:

              No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001.

     (c) Exhibits:


EXHIBIT                               DESCRIPTION

  2.1          Agreement  and Plan of  Merger  by and  between  V-GPO, Inc.
               and Epicure  Investments, Inc. dated December 6, 2001. Filed as
               Exhibit 2.1 to V-GPO's Form 8-K filed January 15, 2002.

  3.1          Restated Articles of Incorporation of V-GPO, Inc., as amended.
               Filed as Exhibit 3.1 to V-GPO's Form 8-K filed January 15, 2002.

  3.2 Articles of Amendment to Articles of Incorporation of V-GPO, Inc., as amended. Filed as Exhibit 3.2 to V-GPO's Form 8-K filed January 15, 2002.

 10.1 Software Sale Agreement dated December 12, 2001, by and between V-GPO, Inc. and Florida Software Systems, Inc. Filed as Exhibit
               10.1 to V-GPO's Form 8-K/A filed January 30, 2002.

 10.2 Promissory Note in the principal amount of $30,000,000 dated December 12, 2001 executed by V-GPO, Inc. payable to Florida Software Systems Corporation, Home Healthcare Alliance, Inc. and Home Health Plan, Inc. Filed as Exhibit 10.2 to V-GPO's Form 8-K/A filed January 30, 2002.

 10.3 Specimen of Bridge Note. Filed as Exhibit 10.3 to V-GPO's Form 8-K/A filed January 30, 2002.

 10.4 Line of Credit Note. Filed as Exhibit 10.4 to V-GPO's Form 8-K/A filed January 30, 2002.

 10.5 Employment Agreement effective as of March 1, 2002 by and between V-GPO, Inc. and Norman R. Dobiesz. Filed as Exhibit 10.5 to V-GPO's Form 8-K/A filed January 30, 2002.

 10.6 Employment Agreement effective as of March 1, 2002 by and between V-GPO, Inc. and Samuel A. Greco. Filed as Exhibit 10.6 to V-GPO's Form 8-K/A filed January 30, 2002.

 16.1          Letter from Gary Kriner, CPA dated January 30, 2002. Filed as
               Exhibit 16.1 to V-GPO's Form 8-K/A filed January 30, 2002.

 21            List of Subsidiaries.*

 23            Consent of Independent Certified Public Accountants, Stefanou &
               Company LLP.*

(*) Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2001 AND 2000

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                   V-GPO, INC.

                                   V-GPO, Inc.

                          INDEX TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


                                                                    PAGE NO.
                                                                  ------------
Report of Independent Certified Public Accountants                    F-3

Balance Sheets at December 31, 2001 and 2000                        F-4 - F-5

Statement of Losses for the Years Ended December
 31, 2001 and 2000                                                     F-6

Statement of Deficiency in Stockholders' Equity
for the Two Years Ended December 31, 2001                              F-7

Statement of Cash Flows for the Years Ended
December 31, 2001 and 2000                                             F-8

Notes to Financial Statements                                      F-9 to F-22

                             STEFANOU & COMPANY, LLP

                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)

                                                             Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
V-GPO, Inc.
Sarasota, FL

         We have audited the accompanying balance sheets of V-GPO, Inc. as of December 31, 2001 and 2000 and the related statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V-GPO, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, and December 31, 2000, in conformance with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ STEFANOU & COMPANY, LLP
                                               ------------------------------
                                               Stefanou & Company, LLP
                                               Certified Public Accountants

McLean, Virginia
April 5, 2002

                                   V-GPO, INC.
                                  BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

                                                            2001         2000
                                                       -----------   ----------
                ASSETS

        Current Assets:
          Cash                                         $       200     $   4,871
          Employee Advances                                 52,938        52,938
          Advances to Related Parties (Note L)             944,884       730,120
          Prepaid expenses and other                         9,944         9,944
                                                       -----------     ---------
          Total Current Assets                           1,007,967       797,874

       Property, Plant & Equipment
          Property, Plant & Equipment                       55,129        51,480
          Less:  Accumulated Depreciation                   21,166         8,097
                                                       -----------     ---------
                                                            33,964        43,383

       Other Assets
          Financing Costs, less amortization
          costs of $547,483 and $422,653 at
          December 31, 2001 and 2000,
          respectively                                      22,582       112,412

          Cost in Excess of Net Asset Acquired,
          less mortization costs of $250,000
          at December 31, 2001                          29,750,000            -

          Software Development, less amortization
          costs of $38,640 and $0 at December 31,
          2001 and 2000, respectively (Note B)             734,158       604,019
                                                       ------------    ---------
                                                        30,506,740       716,431

                                                       $31,548,670    $1,557,688
                                                       ===========   ===========



                 See accompanying notes to financial statements

                                   V-GPO, INC.
                                  BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000


                                                                2001            2000
                                                                ----            ----
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable and accrued liabilities                 $   892,876      $ 137,767
   Long term liabilities, current portion                     3,250,000              -
   Advances from related parties (Note C)                     1,224,700        151,073
   Convertible Notes Payable (Note E)                         1,779,983      1,779,983
   Line of Credit (Note F)                                      185,000              -
   License Fees Due FSS, current portion                        600,000       975,000
                                                             -----------    -----------
   Total Current Liabilities                                  7,932,559      3,043,823

Long Term Liabilities (Note G)                               26,700,000              -
License Fees Due FSS (Note D)                                 3,025,000

Commitments and Contingencies (Note K )                               -              -


Deficiency in Stockholders' Equity (Note H):
Preferred Stock, par value $ 0.001
per share; 20,000,000 shares authorized; 100,000
and none issued at December 31, 2001 and 2000,
respectively                                                          -              -

Series A Preferred Stock, par value $ 0.001 per
share; 100,000 shares authorized; 100,000 issued
at December 31, 2001 and 2000, respectively                         100            100

Common Stock, par value $ 0.0001 per share;
100,000,000 shares authorized; 36,500,000 and
32,000,000 shares issued at December 31, 2001 and
2000, respectively                                                3,650          3,200

Additional paid in Capital                                    4,220,926      1,515,597
Common Stock Subscription Receivable                         (2,500,000)             -
Accumulated Deficit                                          (7,883,565)    (3,005,032)
                                                            -------------   -----------
   Total Deficiency in Stockholder's Equity                  (6,158,889)    (1,486,135)

                                                            $31,548,670     $1,557,688
                                                            =============   ===========



                 See accompanying notes to financial statements

                                   V-GPO, INC.
                              STATEMENTS OF LOSSES
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000

                                                      2001                2000
                                                      ----                ----
       Revenue
          Consulting Income                          $   488,696     $  279,318
                                                    -------------     ---------
          Total Revenue                                  488,696        279,318


       Cost of sales                                   2,900,000      1,064,500
                                                    ------------     ----------
       Gross Profit                                   (2,411,304)      (785,182)

       Operating Expenses
         Selling, General & Administrative            1,693,884       1,258,167
         Interest                                       352,785          71,356
         Depreciation and Amortization                  420,560         428,632
                                                   --------------    -----------
         Total Operating Expenses                      2,467,229      1,758,156
       Net loss from Operations                       (4,878,533)    (2,543,338)
       Income taxes (benefit)                                 -               -
                                                    ------------   ------------
       Net Loss                                     $(4,878,533)   $ (2,543,338)
                                                    ============   ============

       Loss per common share (basic and
        assuming dilution)                          $     (0.15)   $      (0.08)
                                                    ============    ============
       Weighted average shares outstanding :
       Basic and diluted                             32,439,726      30,334,247

                 See accompanying notes to financial statements

                                   V-GPO, INC.
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2001


                                                                                                               Accumulated
                                                                  Common              Additional    Common       Deficit
                                        Preferred    Preferred   Shares Par  Common     Paid        Stock           in
                                        Series A     Series A     Value       Share      in       Subscription   Retained
                                         Shares       Amount     $ 0.0001    Amount    Capital    Receivable     Earnings    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               -        $   -           200      $  200    $ 386,677    $    -    $(461,694)  $ (74,817)
Common stock issued to founders
 May 2, 2000                               -            -             -           1            -         -            -           1
Shares issued for services rendered
in February 2000                           -            -             4           4           40         -            -          44
Shares issued in exchange for
license agreements in 2000                 -            -            62          62           38         -            -         100
Cancellation of shares issued due
to merger with IHI, Inc                    -            -          (267)       (268)           -         -            -        (268)
Issuance of Common Stock to IHI, Inc
stockholders, due to merger                -            -    30,000,000       3,000            -         -            -       3,000
Issuance of Preferred Stock to
founder May 2000                     100,000           100            -           -            -         -            -         100
Issuance of Common stock in exchange
for license agreements May 2000            -             -      375,000          38            -         -            -          38
Issuance of Common Stock in exchange
for reduction of debt                      -             -    1,125,000          113     539,888         -            -     540,000
Issuance of Common stock for
financing fee                              -             -      500,000           50      49,950         -            -      50,000
Issuance of warrants for financing         -             -            -            -     321,662         -            -     321,662
Contribution of Software by
founder, at cost                           -             -            -            -     217,342         -            -     217,342
Net loss December 31, 2000                 -             -            -            -           -         -   (2,543,338) (2,543,338)
                                    ------------------------------------------------------------------------------------------------
Balance at December 31, 2000         100,000           100   32,000,000        3,200   1,515,596         -   (3,005,032) (1,486,136)
Issuance of Common stock in
exchange for financing fee                 -             -    1,500,000          150      36,850         -            -      37,000
Common stock subscription
receivable                                 -             -    3,000,000          300   2,499,700  (2,500,000)         -           -
Contribution of Software by
founder, at cost                           -             -            -            -     168,779         -            -     168,779
Net loss December 31, 2001                 -             -            -            -           -         -   (4,878,533) (4,878,533)
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 2001         100,000      $    100   36,500,000    $  3,650  $4,220,925 $(2,500,000)$(7,883,565)$(6,158,890)
                                ===================================================================================================


                 See accompanying notes to financial statements

                                   V-GPO, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                               2001                   2000
                                                          -----------------     -----------------

Cash flows from operating activities:
  Net loss from operating activities                       $  (4,878,533)       $ (2,543,338)
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                                420,560             428,632
    Preferred Stock Issued to founders                                 -                 100
    Common Stock issued in exchange for debt                           -             914,008
    Common Stock issued for services                              37,000                   -
       Change in:
         Prepaid expenses and other assets                              -             (9,944)
         Advances to related parties                             (214,764)          (727,154)
         Accounts payable and accrued expenses                    760,015            113,612
         License Fees Due                                       2,650,000            975,000
                                                           ---------------      -------------
  Net cash from operating activities                           (1,225,722)          (849,084)

Cash flows used in investing activities:
  Capital expenditures                                             (3,649)           (44,009)
                                                           ---------------      -------------
  Net cash used in investing activities                            (3,649)           (44,009)


Cash flows (used in)/provided by financing activities:
  Proceeds from convertible debt, net of costs                          -          1,244,917
  Advances from Related Parties                                 1,074,700
  Proceeds from Line of Credit , net of costs                     150,000                  -
  Repayment of Advances from Related Parties                            -           (363,996)
                                                            --------------      --------------
  Net cash used in financing activities                         1,224,700            880,921

Net increase in cash and cash equivalents                          (4,671)           (12,173)

Cash and cash equivalents at January 1                              4,871             17,044
                                                            --------------      --------------
Cash and cash equivalents at December 31                    $         200       $       4,871
                                                            ==============      ===============

Supplemental Information:
  Cash paid during the year for interest                    $           -       $           -
  Cash paid during the year for income taxes                            -                   -
  Preferred Stock issued to founders                                    -                 100
  Common stock issued for services                                 37,000                  44
  Common stock issued in connection with merger, net                    -               2,164
  Common stock issued for reduction of debt                             -             540,000
  Capitalized software contributed by stockholder                 168,779             217,342
  Common stock - license agreement                                      -                 138
  Common stock - financing                                              -             371,662
  Software Title, acquired in exchange for note payable        30,000,000                   -


                 See accompanying notes to financial statements

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000


NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

V-GPO, Inc. ("Company or VGPO") is a business solutions organization providing software business intelligence tools for supply chain management excellence in healthcare. The Company was formed on May 4, 2000 under the laws of the state of Delaware.

The VGPO purchasing solution enables businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. The system is completely supplier independent, thus, enabling them to manage all contracts and purchase transactions from the point of requisition through receipt. VGPO provides a strong emphasis in the back-end reporting and unique solutions centered diagnostics of purchasing patterns and purchase contract utilization and optimization.

The Company was incorporated in November 1997 under the name IHI Associates, Inc. (the Predecessor), an entity formed under the laws of the state of Florida. In November 1997 the Predecessor issued a total of 200 shares of its common stock to its initial shareholders in exchange for cash in connection with founding the Predecessor.

On May 12, 2000, the Predecessor completed a merger with VGPO. The Shareholders of the Predecessor exchanged all of the outstanding shares of common stock of the Predecessor on a basis of one (1) share of the Predecessor's common stock for 112,500 shares of V-GPO, Inc. ("Company") common stock.

     The total purchase price and carrying value of net assets acquired of IHI was $1,745. The net assets acquired were as follows:

             Net Current Assets             $   30,495
             Accumulated Deficit               463,439
             Net Current Liabilities          (495,679)
                                           -----------
                                            $    1,745
                                           ===========

As VGPO was an inactive corporation with no significant operations, IHI recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's statement of operations.

LIQUIDITY

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,878,533 and $2,543,338 during the years ended December 31, 2001 and 2000, respectively. The Company's current liabilities exceeded its current assets by $6,924,592 as of December 31, 2001. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues are recognized at the time services are provided.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs of $ 52,516 and $ 74,206 during the years ended December 31, 2001 and 2000.

PROPERTY AND EQUIPMENT

For financial statement purposes, property and equipment will be depreciated using the straight-line method over the estimated useful lives (three to five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

INTANGIBLE ASSETS

Intangible assets consist of financing fees related to notes payable and software development costs. Financing costs are amortized over the term of the respective loan. Software development costs are amortized over five (5) years. Organization costs incurred after December 31, 1999 have been expensed as incurred in accordance with AICPA Statement of Position 98-5.

LONG-LIVED ASSETS

The Company accounts for its long-lived assets under the provision of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets would be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


COSTS IN EXCESS OF NET ASSETS ACQUIRED

Costs in excess of net assets acquired (goodwill) represents the excess of the aggregate purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over a period not exceeding 10 years. The Company reviews impairment of goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the businesses acquired. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill based upon the expected discounted future cash flows. Through December 31, 2001, no impairment has occurred.

The Company is required to adopt SFAS 141 and 142 on a prospective basis as of January 1, 2002. As a result of implementing these new standards, goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Instead, goodwill will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future will be based on a new methodology for measuring impairments prescribed by these pronouncements.


STOCK BASED COMPENSATION

The Company follows APB opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted, and we are not required to record compensation expense in connection with Employee Stock Purchase Plans as long as the purchasing price is not less than 85% of the lower of the fair market value at the beginning of each offering period. In October 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1999, 2000 and 2001 will not necessarily be representative of the pro forma impact in future years. The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the pro forma disclosure requirements.

The Company follows FASB Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling Goods or Services." EITF 96-18 provides that sales incentives in the form of equity instruments should be measured at the fair market value of sales incentive or fair market value of the equity instruments, whichever is more reasonable. The Company follows the EIFT 96-18 guidelines.

V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


INCOME TAXES

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities that are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company currently has several customers (Note N). The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2001 and 2000, respectively.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128 ("SFAS No. 128), Earnings Per Share, specifying the computation, presentation and disclosure requirements of earnings per shares information. Basic earnings per-share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. There is no effect on earnings per share information for the years ended December 31, 2001 and 2000 relating to the adoption of this standard.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED COMPUTER HARDWARE AND SOFTWARE

The Company records the purchase of computer hardware at historical cost and amortizes this cost over a period of three to five years.

The Company has adopted Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company accounts for the cost of purchased software to be sold, leased or otherwise marketed that has no alternative future use the same as the costs incurred to develop such software internally. If the purchased software has an alternative future use the company capitalizes the cost when the software is acquired and accounts for the software in accordance with its use.

In addition, the Company capitalizes costs of materials, consultants, interest, and payroll and payroll-related costs for employees incurred in developing internal-use computer software once technological feasibility is attained. Costs incurred prior to the establishment of technological feasibility are charged to general and administrative expense.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 during the year ended December 31, 1998 and has no items of comprehensive income to report.

SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


PENSION PLANS AND OTHER POST EMPLOYMENT BENEFITS

Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), Employer's Disclosures about Pension and Other Post Employment Benefits, establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not affect the Company as of December 31, 2001 and 2000.

RECLASSIFICATIONS

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2000, the Company adopted the provisions of EITF 00-2. The pronouncement indicates that costs incurred in connection with operating a web site are period expenses. Upgrades and enhancements that add functionality should be expensed or capitalized based upon the general model of SOP 98-1. At the end of the year the company had not incurred any capitalized web development expenditures.

In March 2000, the FASB issued interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No. 25 for
(a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1999 or January 12, 2000. The adoption of FIN No. 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests atleast annually. The Company is required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of SFAS No. 141 and 142 will have a material impact on its financial statements.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and related literature and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS No. 144 no later than January 1, 2002. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial statements.


NOTE B- CAPITALIZED SOFTWARE DEVELOPMENT COSTS

During the period March 1999 through September 2001, entities controlled by the Company's Chief Executive Officer and principal shareholder, began contributing to the Company certain capitalized software development costs for the exclusive, worldwide distribution and use by the Company. The capitalized software development costs contributed, net of liabilities assumed, were $ 168,779 and $217,342 during the years ended December 31, 2001 and 2000, respectively.

In accordance with Staff Accounting Bulletin Topic 5-G, the Company accounted for the contribution of the capitalized software development costs as assets and assumption of liabilities, and a corresponding capital contribution.

The transaction is accounted for using the purchase method of accounting. The Company recorded the carryover historical basis of net tangible assets contributed, which did not differ materially from their fair value.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE C- ADVANCES FROM RELATED PARTIES

Advances from related parties at December 31, 2001 and 2000 are as follows:


                                                                            2001               2000
  10% note payable, unsecured and payable on demand to Company
  officer                                                                  $ 75,000         $ 75,000

  10% note payable, unsecured and payable on demand to Company
  officer                                                                   325,000           75,000

  Series of advances unsecured and payable on demand to entities
  controlled by Company officers, accrues interest at 10% per annum          24,000                -

  Series of advances unsecured and payable on demand to an entity
  controlled by Company officers, accrues interest at 10% per annum               -            1,073

  Series of advances unsecured and payable on demand to Company
  officers, accrues interest at 10% per annum                               480,000                -

  Series of advances unsecured and payable on demand to an entity
  controlled by Company officers, accrues interest at 10% per annum          10,900                -

  Series of advances unsecured and payable on demand to an entity
  controlled by Company officers, accrues interest at 10% per annum         140,000                -

  Series of advances unsecured and payable on demand to an entity
  controlled by Company officers, accrues interest at 10% per annum         109,800                -

  Series of advances unsecured and payable on demand to an entity
  controlled by Company officers, accrues interest at 10% per annum          60,000                -
                                                                         -----------        ---------
                                                                         $1,224,700         $151,073
                                                                         ===========        =========


NOTE D - SOFTWARE LICENSE

The Company entered into a Software License Agreement ("Agreement") in March 1999 with an entity controlled by the Company's Chief Executive Officer and principal shareholder ("Licensor"). The Agreement provided for a limited, restricted, non-exclusive, revocable worldwide license to use, reproduce and sublicense certain software owned by the Licensor and two additional entities controlled by the Company's Chief Executive Officer and principal shareholder. License fees under the Agreement were based upon a percentage of revenues to be subject to a $200,000 per month fee and further subject to the successful completion of a securities offering generating at least $7,000,000 of proceeds. In connection with the execution of the Agreement, approximately 7,000,000 shares of the Company's common stock (adjusted for the merger between the Company and IHI) were issued to the Licensor in exchange for arranging the Agreement among the various software owners. The Agreement was amended on April 21, 2000 to provide for an exclusive worldwide license in return for a minimum license fee of $150,000 per month to be increased to a minimum of $200,000 per month if a securities offering generated at least $4,500,000 in proceeds. In April 2001 there was a further amendment to provide that effective January 1, 2001, the minimum was increased to $250,000 per month with increases of 10% on each January thereafter (Note G). As of December 31, 2001, the Company is in default under the terms of the Agreement and is in arrears in connection with unpaid license fees of $3,625,000.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE E - CONVERTIBLE NOTES PAYABLE

Notes payable at December 31, 2001 and 2000 are as follows:

                                                  2001              2000
                                                  ----              ----

10 % senior convertible notes payable,
unsecured and due six months from the
date of the note with the latest maturity
June 2001; Noteholder has the option to
convert unpaid note principal together
with accrued and unpaid interest to
the Company's common stock at a rate of
$1.50 per share. In the event the unpaid
principal amount of the notes, together
with any accrued and unpaid interest,
are not converted or paid in full by
maturity, then interest accrues at 12.5%
per annum until paid in full (see Note I).
The Company is in default under the terms
of the Note Agreement.                       $ 1,779,983          $ 1,779,983
                                             ------------         ------------
                                               1,779,983            1,779,983
Less: current portion                         (1,779,983)          (1,779,983)
                                             ------------         -----------
                                             $         -          $         -
                                             ============         ===========

NOTE F - LINE OF CREDIT

                                                        2001             2000
     Line of Credit,  secured by certain
     receivables and related  contracts and
     proceeds thereof up to an aggregate of
     $740,000 under a Security  Agreement,
     line  cannot  exceed  $370,000, to be
     repaid upon  earlier of receipt by
     Company of accounts  receivable owed by
     certain  account  debtors or December 15,
     2001 (see Note I). The Company is in
     default under the terms this agreement.          $ 185,000      $     -

     Less Current Portion                              (185,000)       (   -)
                                                     ----------      --------
                                                     $        -      $     -
                                                     ==========     =========
NOTE G - LONG TERM LIABILITIES

In December 2001, the Company entered into an agreement to acquire the title to certain software previously licensed from entities controlled by the Company's Chief Executive Officer and principal shareholder. Under the agreement, the Company and the Licensor agreed to terminate the Agreement and related amendments and the Company agreed to acquire title to the software for $30,000,000 in the form of an installment note. In addition, the Company also agreed to pay the accrued and unpaid license fees as of November 30, 2001 of $3,625,000 at a rate of $50,000 per month until the $30,000,000 purchase price of the software is paid in full. Subsequently, the Company is obligated to pay the Licensor $300,000 per month until the balance of the accrued unpaid license fees in arrears are paid in full. The Company is currently in default under the terms of this Agreement.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE G - LONG TERM LIABILITIES (CONTINUED)


            2002                    $ 3,000,000
            2003                      3,000,000
            2004                      3,000,000
            2005                      3,000,000
            2006                      3,000,000
            Thereafter               14,700,000
                                   ------------
                                   $ 29,700,000
                                   ============

NOTE H- CAPITAL STOCK

IHI Associates, Inc ("IHI or Predecessor") was incorporated in November, 1997 and formed under the laws of the State of Florida. In 1997, IHI issued 200 shares to its founders for $20.

IHI was authorized to issue 500 shares of stock of which 500 was common stock with a par value of $1.00.

In May 2000, IHI completed a merger with V-GPO, Inc, a Delaware corporation with no material operations. The shareholders of IHI exchanged all of the outstanding shares of common stock of IHI in an exchange ratio of 1 share of IHI stock for 112,500 shares of V-GPO, Inc. common stock. At the date of merger, May 12, 2000, IHI had 266.66 shares of stock issued and outstanding and V-GPO had 1 share of stock issued and outstanding. All shares were canceled due to merger and IHI shareholders were issued 30,000,000 shares of V-GPO stock.

The Company is authorized to issue 120,000,000 shares of stock of which 100,000,000 is common stock with a par value of $0.0001, and 20,000,000 is preferred stock with a par value of $0.001.

The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $0.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends.

On December 10, 2001, the Company entered into a Stock Purchase Agreement with Southward Investments, LLC. The agreement states the purchaser is committed to purchase 3,000,000 shares of the Company's common stock with a par value of $0.0001 for $0.83 per share. At December 31, 2001, the Company has recorded $2,500,000 as common stock subscription receivable.

During the year ended December 31, 2000, the Company issued 1,125,000 shares of common stock to officers and principal shareholders in exchange for previously incurred debt of $540,000, 375,000 shares of common stock to entities controlled by the Company's officers and principal shareholders in exchange for software license agreements valued at $38, and 500,000 shares of common stock in exchange for financial advisory services valued at $50,000.

During the year ended December 31, 2001, the Company issued 1,500,000 shares of common stock in exchange for financial advisory services valued at $ 37,000. The shares issued for services were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE I-STOCK OPTIONS AND WARRANTS


The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                                        Weighted
                                                         Average      Number
                                         Number of      Exercise     of Shares
                                           Shares         Price     Exercisable

Outstanding at December 31, 1999          250,000      $  0.25        250,000
                                         =========    ==========  ==========
Granted                                         -            -              -
Exercised                                       -            -              -
Cancelled                                       -            -              -
                                         ---------    ---------   ----------
Outstanding at December 31, 2000          250,000      $  0.25        250,000
                                         =========    ==========  ==========
Granted                                         -            -              -
Exercised                                       -            -              -
Cancelled                                       -            -              -
                                         ---------    ---------   ----------
Outstanding at December 31, 2001          250,000      $  0.25        250,000
                                         =========    ==========  ==========

For disclosure purposes, the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2001: annual dividends of $0.00, expected volatility of 50%, risk free interest rate of 6.0%, an expected life of seven years for all grants. The weighted-average fair values of the stock options granted during the year ended December 31, 2001 and 2000 was $0.78 and $0.66, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(5,065,718) and $(0.16) at December 31, 2001 and $(2,708,338) and $(0.08) at December 31, 2000, respectively.

In connection with the placement of the Company's Senior Convertible Debt (see Note E), the Company issued warrants to purchase 592,659 shares of common stock to the holders of the notes and warrants to purchase 50,665 shares of common stock were issued to the placement agent. The warrants entitle the holders to acquire the Company's common stock at an exercise price of $1.00 per share and is exercisable for a period through December 7, 2007. At December 31, 2001, 643,324 warrants were outstanding.

During 2001, the Company completed two (2) draws through the Line of Credit (Note F), therefore, requiring the Company to issue warrants to purchase 200,000 shares of common stock, exercisable over a 5 year period at a price of $2.50 per share. The Company has not formally issued the warrants as of December 31, 2001.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE J-INCOME TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $7,800,000, which will expire through 2020, subject to limitations of Section 382 of the Internal Revenue Code, as amended.

The deferred tax asset related to the carryforward is approximately $2,600,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2001 are as follows:

                Non Current:
                Net operating loss carryforward        $ 2,600,000
                Valuation allowance                     (2,600,000)
                                                      -------------
                Net deferred tax asset                 $         -
                                                      =============


NOTE K-COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The company leases office space in Florida on a month-to-month basis from a Company, which the Chief Executive Officer holds a significant interest. The Company has entered into a five- year lease on its space in Irving, Texas. The Company also leases its phone equipment over a period of four years.

The Company's rental expense for 2001 and 2000 is $ 156,149 and $ 80,874, respectively.

Future minimum lease payments are as follows:

              2002                 135,781
              2003                 129,888
              2004                 127,368
              2005                  78,552
              2006                       -
                                 ---------
                                 $ 471,589
                                 ==========

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



EMPLOYMENT AGREEMENTS

The Company has employment agreements with the Chief Executive Officer and President. The Agreements are generally for a term of 36 to 48 months from inception and renewable automatically from year to year unless either the Company or the individual terminates such agreement by written notice. The Chief Executive Officer and President have both waived any accrual of compensation through September 30, 2001.

LICENSE AGREEMENTS

The Company entered into software license agreement with an entity controlled by the Company's Chief Executive Officer and principal shareholder, for the rights to market and distribute certain proprietary software (Note D and G).


NOTE L-RELATED PARTY TRANSACTIONS

Advances due the Company from entities controlled by the Company's Chief Executive Officer and principal shareholder at December 31, 2001 and 2000 were $944,884 and $ 730,120, respectively. No formal repayment terms or arrangements exist.

NOTE M - EARNINGS PER SHARE

Basic and fully diluted earnings per share are calculated by dividing net income available to common Stockholders by the weighted average of common shares outstanding during the year.

                                                     2001              2000
                                                 --------------   -------------
Loss Available to Common Shareholders            $ (4,878,533)    $ (2,543,338)
Basic and Fully Diluted Loss Per Share           $      (0.15)      $    (0.08)
                                                 ============     =============
Weighted Average Common Shares Outstanding         32,439,726       30,334,247
                                                 =============    =============


Net loss per share is based upon the weighted average number of shares of common stock outstanding. In May 2000, IHI shareholders exchanged for common stock of VGPO 1 share of IHI common stock for 112,500 shares of the VGPO common stock (Note A). Accordingly, all historical weighted average share and per share amounts have been restated to reflect this merger.

                                   V-GPO, INC
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE N - MAJOR CUSTOMERS

Revenue from three (3) major customers approximated $185,000 or 40% and $200,000 or 84% of sales for the years ended December 31, 2001 and 2000, respectively.

NOTE O - SUBSEQUENT EVENTS

On January 1, 2002, the Company completed an Agreement and Plan of Merger ("Merger") with Epicure Investments, Inc. ("Epicure"), an inactive publicly registered Shell Corporation with no significant assets or operations. For accounting purposes, the Company shall be the surviving entity. The transaction is accounted for using the purchase method of accounting. The total purchase price and carrying value of net assets acquired of Epicure was $0.

Effective with the Merger, all previously outstanding common stock, preferred stock, options and warrants owned by the Company's stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock, 100,000 shares of Epicure preferred stock and a like number of options and warrants. The value of the stock that was issued was the historical cost of VGPO's net tangible assets, which did not differ materially from their fair value. In accordance with Accounting Principles Opinion No. 16, VGPO is the acquiring entity.

Throughout the first three months of 2002, the Company received advances in the amount of $117,000 from various related parties.

The Company is currently holding 26,040,000 shares of common stock in escrow pending a private placement.

NOTE P-GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company incurred loses from operations of $7,883,565. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           V-GPO, INC.

Dated:  May 15, 2002                      By: /s/NORMAN R. DOBIESZ
       -----------------                  -------------------------
                                           Norman R. Dobiesz
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

           SIGNATURES                 TITLE                         DATE

/s/NORMAN R. DOBIESZ          Director, Chairman and             May 15, 2002
------------------------      Chief Executive Officer
Norman R. Dobiesz



/s/SAMUEL A. GRECO            Director, President and Chief      May 15, 2002
------------------------      Operating Officer
Samuel A. Greco