Form 10QSB
period 2002-03-31
V GPO  INC
filed 2002-05-20
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.




                         Commission file number 0-30101

                                    VGPO, INC
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 FLORIDA                              59-1997168
     ------------------------------           --------------------------------
     (State or jurisdiction of                IRS Employer Identification No.)
     incorporation or organization)

             2150 WHITFIELD INDUSTRIAL WAY, SARASOTA, FLORIDA 34243
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (941) 727-1552

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock,
                                                             $ .0001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of May 17, 2002, the Registrant had 40,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                    VGPO, INC

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31 ,2002

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                    Consolidated Condensed Balance Sheet:
                            March 31, 2002 and December 31, 2001

                    Consolidated Condensed Statements of Losses:
                           Three Months Ended March 31 ,2002 and 2001

                    Consolidated Condensed Statements of Cash Flows:
                           Three Months Ended March 31, 2002 and 2001

                    Notes to Consolidated Condensed Financial Statements:
                           March 31, 2002

         Item 2.  Management Discussion and Analysis

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS,INC)
                      CONSOLIDATED CONDENSED BALANCE SHEET



                                                         MARCH 31,         DECEMBER 31,
                                                           2002               2001
                                                        ------------      --------------
                                                        (Unaudited)

                               ASSETS
     Current Assets:
        Cash                                              $    3,749     $      200
        Employee Advances                                     52,938         52,938
        Advances to Related Parties                        1,027,136        944,884
        Prepaid expenses and other                             9,944          9,944
                                                          -----------     ----------
        Total Current Assets                               1,093,767      1,007,966

     Property, Plant & Equipment
            Property, Plant & Equipment                       55,129         55,130
            Less:  Accumulated Depreciation                   25,141         21,166
                                                           ----------     ----------
                                                              29,989         33,964

       Other Assets
         Financing Costs, less amortization
         costs of $564,291 and $547,483 at
         March 31, 2002 and December 31, 2001,
         respectively                                         17,024         22,582

         Costs in Excess of Net Assets Acquired, net      29,750,000     29,750,000

         Software Development, less amortization costs
         of $77,280 and $38,640 at March 31, 2002 and
         December 31, 2001, respectively                     695,517        734,158
                                                           ---------    -----------
                                                          30,462,541     30,506,740

                                                         $31,586,297    $31,548,670
                                                        =============   ===========


  See accompanying footnotes to the unaudited consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                         MARCH 31,        DECEMBER 31,
                                                           2002              2001
                                                        ------------     -------------
                                                        (Unaudited)

        LIABILITIES AND DEFICIENCY IN
          STOCKHOLDER'S EQUITY

    Current Liabilities:
      Accounts Payable and accrued liabilities          $ 1,422,946      $  892,876
      Long term liabilities, current portion              3,250,000       3,250,000
      Advances from related parties                       1,318,389       1,224,700
      Notes Payable                                       1,779,983       1,779,983
      Line of Credit                                        231,250         185,000
      License Fees Due FSS, current portion                 600,000         600,000
                                                        -----------     -----------
    Total Current Liabilities                             8,602,568       7,932,559

    Long Term Liabilities                                26,750,000      26,750,000

    License Fees Due  related party                       3,025,000       3,025,000


    Commitments and Contingencies                                 -               -

    DEFICIENCY IN STOCKHOLDER'S EQUITY

    Preferred Stock, par value $0.001 per share;
    20,000,000 shares authorized; 100,000 and
    none issued at March 31, 2002 and December 31,
    2001, respectively                                                  -               -

    Series A Preferred Stock, par value $0.001
    per share; 100,000 shares authorized; 100,000
    issued at March 31, 2002 and December 31, 2001,
    respectively                                                100             100

    Common Stock, par value $0.0001 per share;
    100,000,000 shares authorized; 40,765,500 and
    36,500,000  shares issued at March 31, 2002 and
    December 31, 2001, respectively                           4,077           3,650

    Treasury Stock                                         (242,500)              -
    Additional paid in Capital                            4,487,062       4,220,926
    Common stock subscription receivable                 (2,500,000)     (2,500,000)
    Accumulated Deficit                                  (8,540,010)     (7,883,565)
                                                       ------------      -----------
     Total Deficiency in Stockholder's Equity            (6,791,271)     (6,158,889)

                                                        $31,586,297     $31,548,670
                                                       =============    ============




  See accompanying footnotes to the unaudited consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                   CONSOLIDATED CONDENSED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                     2002              2001
                                                 ------------------------------
     Revenue
       Consulting Income                          $   164,547         $  60,903
                                                 -------------        ----------
       Total Revenue                                  164,547            60,903

       Cost of Sales                                        -           650,000
                                                 -------------      ------------
       Gross Profit                                  164,547           (589,097)

       Operating Expenses
         Selling, General & Administrative           668,672            387,174
         Research and Development                          -                  -
         Interest Expense                             92,896                  -
         Depreciation and Amortization Expense        59,423              5,979
                                                -------------       ------------
         Total Operating Expenses                    820,991            393,153


       Net loss from Operations                     (656,445)          (982,250)
       Income taxes (benefit)                              -                  -
                                                 -------------      ------------
       Net Loss                                  $  (656,445)       $  (982,250)
                                                 =============      ============

       Loss per common share (basic and
       assuming dilution)                        $     (0.02)       $     (0.03)
                                                 =============      ============
       Weighted average shares outstanding
       Basic and diluted                          40,718,106         32,000,000


  See accompanying footnotes to the unaudited consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                 Three Months Ended March 31,
                                                     2002              2001
                                                 ------------------------------
Cash flows from operating activities:
  Net loss from operating activities                 $(656,445)      $(982,250)
  Adjustments to reconcile net income to net cash:
    Depreciation and amortization                       59,423           5,979
    Preferred Stock Issued to founders                       -               -
    Common Stock issued in exchange for debt                 -               -
    Common Stock issued for services                         -               -
    Common stock issued in connection with merger       24,063               -
    Change in:
      Prepaid expenses and other assets                      -          (1,351)
      Advances to related parties                      (82,252)            619
      Accounts payable and accrued expenses            530,070         382,719
      License Fees Due                                       -               -
                                                   ------------      -----------
   Net cash from operating activities                 (125,140)       (594,284)

Cash flows used in investing activities:
  Capital expenditures                                       -               -
                                                   ------------      -----------
  Net cash used in investing activities                      -               -

Cash flows (used in)/provided by financing activities:
  Proceeds from convertible debt, net of costs               -               -
  Advances from Related Parties                         93,689         596,963
  Proceeds from LOC, net of costs                       35,000               -
  Repayment of Advances from Related Parties                 -               -
                                                   ------------      -----------
    Net cash used in financing activities              128,689          596,963

Net increase in cash and cash equivalents                3,549            2,679

Cash and cash equivalents at January 1,                    200            4,871
                                                   ------------      -----------
Cash and cash equivalents at March 31,             $     3,749       $    7,550
                                                   ============      ===========



  See accompanying footnotes to the unaudited consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                 Three Months Ended March 31,
                                                     2002              2001
                                                 -------------------------------
Supplemental Information:
  Cash paid during the year for interest               $         -       $    -
  Cash paid during the year for income taxes                     -            -
  Capitalized software contributed by stockholder                -       56,260
    Acquisition of Epicure:
    Assets acquired                                              -            -
    Organization costs                                      36,006            -
    Treasury stock acquired                                242,500            -
    Liabilities assumed                                    (11,943)           -
    Common Stock Issued                                   (266,563)           -
                                                       ------------     -------
    Net Cash paid for in connection with merger        $         -      $     -
                                                       ============    =========



  See accompanying footnotes to the unaudited consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

NOTE B- MERGER WITH EPICURE INVESTMENTS, INC.

On January 1, 2002, the Company completed an Agreement and Plan of Merger ("Agreement") with Epicure Investments, Inc. ("Epicure") an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the State of Florida. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, Epicure changed its name to V-GPO, Inc.

For accounting purposes, VGPO shall be the surviving entity and in accordance with Accounting Principles Opinion No. 16, Epicure is the acquiring entity. The transaction is accounted for using the purchase method of accounting. As Epicure was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's consolidated statement of losses.

Effective with the agreement, all previously outstanding common stock, preferred stock, options and warrants owned by VGPO stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon managements estimates of the fair market value of V-GPO, Inc.'s common stock of $0.06 per share. In accordance with SOP 98-5, the Company has expensed in the current period as organization costs the $36,006.

The total consideration paid was $36,006 and the significant components of the transaction are as follows:

     Common stock retained by Epicure  shareholders            $ 266,563
     Treasury stock acquired , at cost                          (242,500)
     Excess of liabilities assumed over assets acquired           11,943
                                                               -----------
                                                               $  36,006
                                                               ===========


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements. The Company is currently evaluating, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations. Goodwill and other intangible assets subject to SFAS No.142 were approximately $29,750,000 as of January 1, 2002 and the associated pre-tax amortization was approximately $ 250,000 during the year ended December 31, 2001.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

OVERVIEW

Epicure Investments, Inc. ("Company") was incorporated in May 1980, under the laws of the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when the Company's management decided to sell its assets and cease operations. The Company has maintained its legal existence, but has not conducted operations since 1990.

On December 6, 2001, the Company entered an agreement and plan of merger with V-GPO, Inc ("V-GPO Delaware") a company incorporated under the laws of the state of Delaware. Effective with the merger, all previously outstanding stock of V-GPO Delaware was exchanged for stock of the Company resulting in the previous security holders of V-GPO Delaware owning approximately 93% of the Common Stock, 100% of the Series A Preferred Stock of the Company, in an exchange ratio of 1 share of VGPO common stock for 1 share of the Company's common stock, and 1 share of V-GPO Series A Preferred Stock for 1 share of Company Series A Preferred Stock. As a result of the acquisition, there will be a change in control of the Company, a public entity.

V-GPO, Inc is a business solutions organization providing software business intelligence tools for supply chain management excellence in healthcare.

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

Although, VGPO has experienced growth in revenues since the inception of operations in 1998, the Company has experienced losses in each year of its operations, and there can be no assurance, that, in the future, the Company will sustain revenue growth or achieve profitability.

The Company has identified several steps it feels will begin to move it toward profitability:

/bullet/ Provide timely and adequate working capital for the development and distribution of its proprietary software products

/bullet/  Control all around general overhead cost

In April 2002, the Company incorporated International Healthcare Investments, Ltd., Inc. to own and/or manage non-urban healthcare facilities operations in Texas and Oklahoma.


Three Months Ended March 31, 2002

Revenue

The Company's revenues increased $103,644 to $164,547 during the first quarter of 2002 as compared to $60,903 during the first three months in 2001, an increase of 170%. The increase is due to an increased number of contracts entered through out the period.


COSTS AND EXPENSES

The Company's costs and expenses increased from $393,153 during the quarter ended March 31, 2001 to $820,991 during the first quarter of 2002. General and administrative expenses increased $281,498 to $668,672 during the quarter. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended March 31, 2002, the Company incurred a non-cash charge to operations of $36,006 in connection with its acquisition of Epicure Investments, Inc. During the three months ended March 31, 2002 the Company incurred $92,896 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a deficit in working capital of $7,508,801 compared to a deficit in working capital of $6,924,593 at December 31, 2001, a decrease in working capital of $584,204. The decrease in working capital was substantially due to the increase in obligations to vendors of the Company at March 31, 2002 as compared to December 31, 2001.

As a result of the Company's operating loss of $656,445 during the three months ended March 31, 2002, the Company generated cash flow deficit of $125,140 from operating activities, adjusted principally for depreciation and amortization of $59,423 and common stock issued in connection with the acquisition of Epicure Investments, Inc., of $24,063. The Company met its cash requirements during the first three months of 2002 through the line of credit proceeds of $35,000 and $93,689 of advances from related parties.

While the Company has raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required.

In prior periods, the Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in Florida and Texas and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

PART II     OTHER INFORMATION

Item 1. Legal Proceedings

     Other than previously disclosed in the Company's December 31, 2001 SEC Form 10KSB, there are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 2. Changes is Securities and Use of Proceeds

     (a) None

     (b) None

     (c) Sale of Securities

          During the period ended March 31, 2002, the Company issued 36,500,000 shares of common stock in connection with the Agreement and Plan of Merger with V-GPO, Inc. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

     (a) None.

     (b) Reports on Form 8-K

          On January 15, 2002, the Company filed a Current Report on Form 8-K dated January 1, 2002 and amended on January 30, 2002 , reporting under Item 1, a change control of the Registrant, Item 2, the merger and acquisition of V-GPO, Inc. pursuant to an Agreement and Plan of Merger , Item 4, a change in the Registrant's certifying accountants,
          Item 5, a change in the Registrants' stock symbol and CUSIP number and

          Item 7 disclosure of historical financial statements of the business acquisition and pro-forma information.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             V-GPO, Inc.
                                            (Registrant)


Date: May 20, 2002              By: /s/NORMAN R. DOBIESZ
                                   ----------------------------------
                                    Norman R. Dobiesz
                                    chairman and Chief Executive Officer