Form 10QSB
period 2002-06-30
V GPO  INC
filed 2002-08-13
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.




                         Commission file number 0-30101

                                   V-GPO, INC
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                               59-1997186
       ------------------------------         -------------------------------
      (State or jurisdiction of              (IRS Employer Identification No.)
        incorporation or organization)

             2150 WHITFIELD INDUSTRIAL WAY, SARASOTA, FLORIDA 34243
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (941) 727-1552

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12 (g) of the Act: Common Stock,
                                                             $.0001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of August 6, 2002, the Registrant had 40,765,500 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   V-GPO, INC

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2002

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Balance Sheet:
                              June 30, 2002 and December 31, 2001

                  Condensed Statements of Losses:
                              Three and Six Months Ended June 30,2002
                              and 2001

                  Condensed Statements of Cash Flows:
                              Six Months Ended June 30, 2002 and 2001

                  Notes to Condensed Financial Statements:
                              June 30, 2002

         Item 2.  Management Discussion and Analysis


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                           June 30, 2002     December 31, 2001
                                           -------------     -----------------
                                            (Unaudited)
          ASSETS

          Current Assets:
            Cash                          $     2,115              $       200
            Accounts Receivable               155,723                        -
            Employee Advances                  52,946                   52,938
            Advances to Related Parties     1,052,148                  944,884
            Prepaid expenses and other              -                    9,944
                                          -----------              -----------
          Total Current Assets              1,262,932                1,007,966

          Property, Plant & Equipment:
            Property, Plant & Equipment        55,321                   55,130
            Less:  Accumulated
              Depreciation                     29,116                   21,166
                                          -----------              -----------
                                               26,206                   33,964

          Other Assets:
            Financing Costs, less
              amortization costs of
              $580,503 and $547,483 at
              June 30, 2002 and December
              31, 2001, respectively              812                   22,582
            Costs in Excess of Net Assets
              Acquired, net                29,750,000               29,750,000
            Software Development, less
              amortization costs of
              $115,920 and $38,640 at
              June 30, 2002 and December
              31, 2001, respectively          656,878                  734,158
                                          -----------              -----------
                                           30,407,690               30,506,740

                                          $ 31,696,827            $ 31,548,670
                                          ============            ============


                   See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                           June 30, 2002     December 31, 2001
                                           -------------     -----------------
                                            (Unaudited)
          LIABILITIES AND DEFICIENCY
            IN STOCKHOLDERS EQUITY

          Current Liabilities:
            Accounts Payable and accrued
              liabilities                  $  1,942,774            $   892,876
            Long term liabilities, current
              portion                         3,250,000              3,250,000
            Advances from related parties     1,501,874              1,224,700
            Notes Payable                     1,779,983              1,779,983
            Line of Credit                      231,250                185,000
            License Fees Due FSS, current
              portion                           600,000                600,000
                                           ------------            -----------
          Total Current Liabilities           9,305,880              7,932,559

          Long Term Liabilities              26,750,000             26,750,000
          License Fees Due FSS                3,025,000              3,025,000

          Commitments and Contingencies               -                      -


          DEFICIENCY IN STOCKHOLDER'S
            EQUITY

          Preferred Stock, par value
            $0.001 per share; 20,000,000
            shares authorized; none issued
            at June 30, 2002 and December
            31, 2001, respectively                    -                      -
          Series A Preferred Stock, par
            value $ 0.001 per share; 100,000
            shares authorized; 100,000 issued
            at June 30, 2002 and December 31,
            2001, respectively                      100                    100
          Common Stock, par value $0.0001 per
            share; 100,000,000 shares
            authorized; 40,765,500 and
            36,500,000 shares issued at June
            30, 2002 and December 31, 2001,
            respectively                          4,077                  3,650
          Treasury Stock                       (242,500)                     -
          Additional paid in Capital          4,487,062              4,220,926
          Common stock subscription
            receivable                       (2,500,000)            (2,500,000)
          Accumulated Deficit                (9,132,792)            (7,883,565)
                                            ------------           ------------
          Deficiency in Stockholder's
            Equity                           (7,384,053)            (6,158,889)

                                           $ 31,696,827           $ 31,548,670
                                           =============          ============


                   See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                           Three Months Ended June 30, Six Months Ended June 30,
                                 2002            2001      2002           2001
                                 ----            ----      ----           ----

             Revenue:
               Consulting
                 Income         $ 174,861   $  49,070    $ 339,408   $ 109,973
                                ---------   ---------    ---------   ---------
             Total Revenue        174,861      49,070      339,408     109,973

             Cost of Goods Sold         -     750,000            -   1,400,000

             Gross Profit         174,861    (700,930)     339,408  (1,290,027)

             Operating Expenses:
               Selling, General
                & Administrative  606,521     467,498    1,275,193     854,672
               Interest Expense   102,297     110,336      195,193     110,336
               Depreciation &
                Amortization
                Expense            58,827      42,325      118,250      48,304
                                ---------   ---------    ---------   ---------
             Total Operating
               Expenses           767,645     620,159    1,588,636   1,013,312

             Net loss from
               Operations        (592,783) (1,321,089)  (1,249,227) (2,303,339)
             Income taxes
               (benefit)                -           -            -           -
                                ---------   ---------    ---------   ---------
             Net Loss          $(592,783) $(1,321,089) $(1,249,227) $(2,303,339)
                               ========== ===========  ============ ============

             Loss per common
              share (basic
              and assuming
              dilution)        $   (0.01)  $    (0.04)  $    (0.03)  $   (0.07)
                               ==========  ===========  ===========  ==========
             Weighted average
              shares
              outstanding
              Basic Diluted   40,765,500   32,000,000   40,741,934  32,000,000


                   See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended June 30,
                                                     2002               2001
                                                     ----               ----
           Cash flows from operating
             activities:
             Net loss from operating
               activities                       $(1,249,227)       $(2,303,339)
             Adjustments to reconcile net
               loss to net cash used in
               operating activities:
               Depreciation and
                 amortization                       118,250             11,127
               Common Stock issued in
                 connection with merger              24,063                  -
             Increase (decrease) in cash
               resulting from changes in:
               Accounts receivable                 (155,723)                 -
               Prepaid expenses and other
                 assets                               9,936            110,752
               Advances to related parties         (107,264)           (35,872)
               Accounts payable and accrued
                 expenses                         1,049,898          1,279,270
                                                 ----------         ----------
             Net cash used in operating
               activities                          (310,067)          (938,062)

             Cash flows from investing
               activities:
               Capital expenditures                    (191)                 -
                                                 -----------        -----------
             Net cash used in investing
               activities                              (191)                 -

             Cash flows from financing
               activities:
               Proceeds from convertible debt,
                 net of costs                             -                  -
               Advances from Related Parties        323,520            933,494
               Proceeds from LOC, net of costs       35,000                  -
               Repayment of Advances from
                 Related Parties                    (46,347)                 -
                                                 ----------         ----------
             Net cash provided by financing
               activities                           312,173            933,494

             Net increase in cash and cash
               equivalents                            1,915             (4,568)

             Cash and cash equivalents at
               January 1,                               200              4,871
                                                  ---------          ---------
             Cash and cash equivalents at
               June 30,                          $    2,115          $     303
                                                 ==========          =========


                   See accompanying footnotes to the unaudited condensed consolidated financial statements

                                  V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended June 30,
                                                     2002               2001
                                                     ----               ----
           Supplemental Information:
             Cash paid during the year for
               interest                         $       -           $       -
             Cash paid during the year for
               income taxes                             -                   -
             Capitalized software contributed
               by stockholder                           -             112,520
             Acquisition:
               Assets acquired                          -                   -
               Organizational Costs                36,006                   -
               Treasury stock acquired            242,500                   -
               Liabilities assumed                (11,943)                  -
               Common Stock Issue                (266,563)                  -
                                               ----------          ----------
             Net Cash paid for Acquisition     $        -          $        -
                                               ==========          ==========


                   See accompanying footnotes to the unaudited condensed consolidated financial statements

                                   V-GPO, INC
                       (FORMERLY EPICURE INVESTMENTS, INC)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation

     V-GPO, Inc. ("Company" or "VGPO") is a business solutions organization providing software business intelligence tools for supply chain management excellence in healthcare that also owns/operates and/or manages healthcare facilities through its wholly-owned subsidiary International Healthcare Investments, Ltd., Inc. The Company was formed on May 4, 2000 under the laws of the state of Delaware.

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

     The consolidated financial statements include the accounts of the Registrant, and its wholly-owned subsidiary, International Healthcare Investments, Ltd., Inc. Significant intercompany transactions have been eliminated in consolidation.


NOTE B - MERGER WITH EPICURE INVESTMENTS, INC.

     On January 1, 2002, the Company completed an Agreement and Plan of Merger ("Agreement") with Epicure Investments, Inc. ("Epicure"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the State of Florida. As a result of the acquisition, there was a change in control of the public entity. Subsequent to the date of the merger, Epicure changed its name to V-GPO, Inc.

     For accounting purposes, VGPO shall be the surviving entity and in accordance with Accounting Principles Opinion No. 16, Epicure is the acquiring entity. The transaction is accounted for using the purchase method of accounting. As Epicure was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's condensed consolidated statement of losses.

     Effective with the agreement, all previously outstanding common stock, preferred stock, options and warrants owned by VGPO stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon management's estimate of the fair value of V-GPO, Inc.'s common stock of $0.06 per share. In accordance with SOP 98-5, the Company has expensed in the current period as organization costs the $36,006.

     The total consideration paid was $36,006 and the significant components of the transaction are as follows:

        Common stock retained by Epicure shareholders              $ 266,563
        Treasury stock acquired, at cost                            (242,500)
        Excess of liabilities assumed over assets acquired            11,943
                                                                   ----------
        Total consideration paid                                    $ 36,006
                                                                    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2002 and 2001

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

Overview

     Epicure Investments, Inc. ("Company") was incorporated in May 1980, under the laws of the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when the Company's management decided to sell its assets and cease operations. The Company has maintained its legal existence, but did not conduct business operations from 1990 through 2001.

     On December 6, 2001, the Company entered an agreement and plan of merger with V-GPO, Inc. ("V-GPO Delaware") a company incorporated under the laws of the state of Delaware. Effective with the merger, all previously outstanding stock of V-GPO Delaware was exchanged for stock of the Company resulting in the previous security holders of V-GPO Delaware owning approximately 93% of the Common Stock, 100% of the Series A Preferred Stock of the Company, in an exchange ratio of 1 share of V-GPO common stock for 1 share of the Company's common stock, and 1 share of V-GPO Series A Preferred Stock for 1 share of Company Series A Preferred Stock. As a result of the acquisition, there will be a change in control of the Company, a public entity.

     V-GPO, Inc. is a business solutions organization providing software business intelligence tools for supply chain management excellence in healthcare that also owns/operates and/or manages healthcare facilities through its wholly-owned subsidiary International Healthcare Investments, LTD., Inc. ("IHI").

     The V-GPO purchasing solution enables businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. The system is completely supplier independent thus enabling them to manage all contracts and purchase transactions from the point of requisition through receipt. V-GPO provides a strong emphasis in the back end reporting and unique, solutions centered diagnostics of purchasing patterns and purchase contract utilization and optimization.

     Although, V-GPO has experienced growth in revenues since the inception of operations in 1998, the Company has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Company will sustain revenue growth or achieve profitability.

     The Company has identified several steps it feels will begin to move it toward profitability:

     o Provide timely and adequate working capital for the development and distribution of its proprietary software products.

     o Control all around general overhead cost.

     In April 2002, the Company incorporated International Healthcare Investments, LTD., Inc. ("IHI") to own and/or manage non-urban healthcare facilities operations in the Southwestern United States. In July 2002, IHI signed a Letter of Intent for a possible acquisition of a general acute-care hospital in Oklahoma City, Oklahoma and an agreement to manage this hospital pending closing the acquisition for up to 12 months. In June 2002, IHI incorporated Oklahoma Hospital Solutions, Inc. to own and/or manage the general acute-care hospital in Oklahoma City, Oklahoma.

     In late July 2002, IHI executed an Engagement Letter with an investment banking firm to arrange $350,000,000 debt funding for the proposed acquisition of hospitals in the Southwestern United States. The proposed financing is subject to a number of conditions including execution of a definitive Financing Arrangement Agreement and satisfactory due diligence results of healthcare facilities the Company identifies to purchase.


THREE MONTHS ENDED JUNE 30, 2002

Revenue
-------

     The Company's revenues increased $125,791 to $174,861 during the three months ended June 30, 2002 as compared to $49,070 during the same period in 2001, an increase of 256%. The increase is due to an increased number of contracts entered through out the period.

Costs and Expenses
------------------

     The Company's costs and expenses increased from $620,159 during the three months ended June 30, 2001 to $767,645 during the same period in 2002. General and administrative expenses increased $139,023 from $467,498 during the three months ended June 30, 2001 to $606,521 during the same period in 2002. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended June 30, 2002, the Company incurred $102,297 of interest expense associated with previously incurred debt. During the three months ended June 30, 2001 the Company incurred $750,000 for costs of goods sold representing the license fees due to FSS for use of its software. The Company subsequently purchased the software license, and therefore did not incur further costs for use of the software in 2002.


SIX MONTHS ENDED JUNE 30, 2002

Revenue
-------

     The Company's revenues increased $229,435 to $339,408 during the six months ended June 30, 2002 as compared to $109,973 during the same period in 2001, an increase of 208%. The increase is due to an increased number of contracts entered through out the period.

Costs and Expenses
------------------

     The Company's costs and expenses increased from $1,013,312 during the quarter ended June 30, 2001 to $1,588,636 during the second quarter of 2002. General and administrative expenses increased $420,521 to $1,275,193 during the quarter. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the six months ended June 30, 2002, the Company incurred a non-cash charge to operations of $36,006 in connection with its acquisition of Epicure Investments, Inc. During the six months ended June 30, 2002 the Company incurred $195,193 of interest expense associated with previously incurred debt. During the six months ended June 30, 2001 the Company incurred $1,400,000 for costs of goods sold representing the license fees due to FSS for use of its software. The Company subsequently purchased the software license and did not incur further costs for use of the software in 2002.


Liquidity and Capital Resources
-------------------------------

     As of June 30, 2002, the Company had a deficit in working capital of $8,042,948 compared to a deficit in working capital of $6,924,593 at December 31, 2001, a decrease in working capital of $1,118,355. The decrease in working capital was substantially due to the increase in obligations to vendors of the Company at June 30, 2002 as compared to December 31, 2001.

     As a result of the Company's operating loss of $1,249,227 during the six months ended June 30, 2002, the Company generated a cash flow deficit of $310,167 from operating activities, adjusted principally for depreciation and amortization of $118,250 and common stock issued in connection with the acquisition of Epicure Investments, Inc. of $24,063. The Company met its cash requirements during the first six months of 2002 through the line of credit proceeds of $35,000, net of costs and $323,520 of advances from related parties.

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

     In  prior  periods,   the  Company  has  borrowed  funds  from  significant
shareholders of the Company to satisfy certain obligations.

     As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

     The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in Florida and Texas and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Other than previously disclosed in the Company's December 31,2001 SEC Form 10KSB, there are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 2.  Changes in Securities and Use of Proceeds

     (a) None
     (b) None
     (c) None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) 99.1. Written statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

     (b) None

     On July 16, 2002, the Company filed a Current Report on Form 8-K dated July 16, 2002 reporting under Item 5, a press release concerning the execution of a Letter of Intent and a Hospital Management Agreement.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   V-GPO, Inc.
                                   (Registrant)


Date: August 13, 2002              By: /s/ NORMAN R. DOBIESZ
                                   -------------------------------------------
                                           Norman R. Dobiesz
                                           Chairman & Chief Executive Officer