Form 10QSB/A
period 2002-06-30
V GPO  INC
filed 2002-08-13
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

     The Company is filing this 10-QSB/A solely for the purpose of removing reference to Form 8-K in PART II. Item 6.

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