Form 10QSB
period 2002-09-30
V GPO  INC
filed 2002-11-08
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.




                         Commission file number 0-30101

                                   V-GPO, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                     59-1997186
            -------                                     ----------
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

     As of November 5, 2002, the Registrant had 37,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                   V-GPO, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                              September 30, 2002 and December 31, 2001

                  Condensed Consolidated Statements of Losses:
                              Three and Nine Months Ended September 30, 2002 and 2001

                  Condensed Consolidated Statements of Cash Flows:
                              Nine Months Ended September 30, 2002 and 2001

                  Notes to Condensed Consolidated Financial Information:
                              September 30, 2002

         Item 2.  Management Discussion and Analysis

         Item 3.  Controls and Procedures


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                   V-GPO, INC.
                      (FORMERLY EPICURE INVESTMENTS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30, 2002 December 31, 2001
                                            ------------------ -----------------
                                            (Unaudited)

ASSETS

Current Assets:
Cash and Equivalents                              $    17,621       $       200
Accounts Receivable                                   281,294                 -
Employee Advances                                      52,920            52,938
Advances to Related Parties                         1,220,355           944,884
Prepaid Expenses and Other                             15,035             9,944
                                                  -----------       -----------
Total Current Assets                                1,587,225         1,007,966

Property, Plant and Equipment:
Property, Plant and Equipment                          55,321            55,130
Less:  Accumulated Depreciation                        33,091            21,166
                                                  -----------       -----------
                                                       22,230            33,964

Other Assets:
Financing Costs, less amortization
  costs of $ 581,315 and $ 547,483
  at September 30, 2002 and December
  31, 2001, respectively                                    -            22,582
Costs in Excess of Net Assets Acquired, net                 -        29,750,000
Software Development, less amortization
  costs of $ 154,560 and $ 38,640 at
  September 30, 2002 and December 31,
  2001, respectively                                  618,238           734,158
                                                  -----------       -----------
                                                      618,238        30,506,740

                                                $   2,227,693    $   31,548,670
                                                =============     ==============


        See accompanying footnotes to the unaudited condensed consolidated financial information

                                   V-GPO, INC.
                      (FORMERLY EPICURE INVESTMENTS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            September 30, 2002 December 31, 2001
                                            ------------------ -----------------
                                            (Unaudited)

LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S
  EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities          $ 2,493,841       $   892,876
Long Term Liabilities, current portion
  (Note C)                                                  -         3,250,000
Advances from Related Parties                       1,541,868         1,224,700
Notes Payable                                       1,779,983         1,779,983
Line of Credit                                        231,250           185,000
License Fees Due FSS, current portion               3,625,000           600,000
                                                  -----------       -----------
Total Current Liabilities                           9,671,942         7,932,559

Long Term Liabilities (Note C)                              -        26,750,000
License Fees Due FSS                                        -         3,025,000


Commitments and Contingencies                               -                 -


DEFICIENCY IN STOCKHOLDER'S EQUITY

Preferred Stock, par value $ 0.001 per
  share; 20,000,000 shares authorized;
  100,000 shares issued at September 30,
  2002 and December 31, 2001                                -                 -
Series A Preferred Stock, par value
  $ 0.001 per share; 100,000 shares
  authorized; 100,000 shares issued
  at September 30, 2002 and December 31,
  2001                                                    100               100
Common Stock, par value $ 0.0001 per share;
  100,000,000 shares authorized; 40,765,500
  and 36,500,000 shares issued at September
  30, 2002 and December 31, 2001,
  respectively                                          4,077             3,650
Treasury Stock                                       (242,500)                -
Additional paid in Capital                          4,487,062         4,220,926
Common Stock subscription receivable               (2,500,000)       (2,500,000)
Accumulated Deficit                                (9,192,988)       (7,883,565)
                                                  -----------       -----------
Deficiency in Stockholder's Equity                 (7,444,249)       (6,158,889)

                                                 $  2,227,693       $31,548,670
                                                 ============       ===========


        See accompanying footnotes to the unaudited condensed consolidated financial information

                                   V-GPO, INC.
                      (FORMERLY EPICURE INVESTMENTS, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

              Three Months Ended September 30,  Nine Months Ended September 30,
                         2002            2001             2002            2001
                         ----            ----             ----            ----

Revenue
Consulting Income    $   409,668     $   130,904      $   749,076   $   240,877
                     -----------     -----------      -----------   -----------
                         409,668         130,904          749,076       240,877

Cost of Goods Sold             -         750,000                -     2,150,000

Gross Profit             409,668        (619,096)         749,076    (1,909,123)

Operating Expenses
  Selling, General
  and Administrative     333,239         318,632        1,608,432     1,103,088
  Interest Expense        93,197         222,500          288,390       332,836
  Depreciation and
  Amortization
  Expenses                43,427           2,574          161,677       120,134
                     -----------     -----------      -----------   -----------
Total Operating
  Expenses               469,863         543,706        2,058,499     1,556,058

Net loss from
  Operations             (60,195)     (1,162,802)      (1,309,423)   (3,465,181)
Income (taxes)
  Benefit                      -               -                -             -
                     -----------     -----------      -----------   -----------
Net Loss             $   (60,195)    $(1,162,802)     $(1,309,423)  $(3,465,181)
                     ===========     ===========      ===========   ===========

Loss per common share
  (basic and assuming
  dilution)          $     (0.00)    $     (0.04)     $     (0.03)  $     (0.11)
Weighted average
  shares outstanding
  Basic and diluted   40,765,500      32,000,000       40,749,875    32,000,000


        See accompanying footnotes to the unaudited condensed consolidated financial information

                                   V-GPO, INC.
                      (FORMERLY EPICURE INVESTMENTS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended September 30,
                                                   2002               2001
                                                   ----               ----

Cash flows from operating activities:
Net loss from operating activities              $ (1,309,423)      $ (3,465,181)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization                        161,677            120,134
Other Income in connection with
  cancellation of Software Sale
  Agreement                                         (250,000)                 -
Common stock issued in exchange
  for debt                                                 -             37,000
Common stock issued for services                           -                  -
Common stock issued in connection
  with merger                                         24,063                  -
(Increase) decrease in:
Accounts receivable                                 (281,294)                 -
Prepaid expenses and other assets                     (5,091)                 -
Advances to employees                                     18                  -
Advances to related parties                         (275,471)            (6,011)
Increase (decrease) in:
Accounts payable and accrued
  liabilities                                      1,600,965            378,195
License fees due                                           -          1,791,600
                                                 -----------        -----------
Net cash provided by (used in)
  operating activities                              (334,556)        (1,144,263)

Cash flows used in investing
  activities:
Capital expenditures                                 (11,441)                 -
                                                 -----------        -----------
Net cash provided by (used in)
  investing activities                               (11,441)                 -

Cash flows from financing activities:
Proceeds from convertible debt,
  net of costs                                             -            150,000
Proceeds from LOC, net of costs                       46,250                  -
Advances from related parties                        363,515          1,017,164
Repayment of advances from related
  parties                                            (46,347)                 -
                                                 -----------        -----------
Net cash provided by (used in)
  financing activities                               363,418          1,167,164

Net increase (decrease) in cash and
  cash equivalents                                    17,421             22,901

Cash and cash equivalents at beginning
  of period                                              200              4,871
                                                 -----------        -----------

Cash and cash equivalents at end of period       $    17,621        $    27,772
                                                 ===========        ===========


        See accompanying footnotes to the unaudited condensed consolidated financial information

                                   V-GPO, INC.
                      (FORMERLY EPICURE INVESTMENTS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended September 30,
                                                   2002               2001
                                                   ----               ----

Supplemental Information:
Cash paid during the year for interest          $         -        $          -
Cash paid during the year for income
  taxes                                                   -                   -
Common stock issued for reduction of
  debt                                                    -              37,000
Capitalized software contributed by
  stockholder                                             -             168,779
Acquisition:
Assets acquired                                           -                   -
Organizational costs                                 36,006                   -
Treasury stock acquired                             242,500                   -
Liabilities assumed                                 (11,943)                  -
Common stock issued                                (266,563)                  -
                                                -----------         -----------
Net cash paid for acquisition                   $         -         $         -
                                                ===========         ===========


        See accompanying footnotes to the unaudited condensed consolidated financial information

                                   V-GPO, INC.
                      (FORMERLY EPICURE INVESTMENTS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.


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

The V-GPO purchasing solution enables businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. The system is completely supplier independent, thus, enabling them to manage all contracts and purchase transactions from the point of requisition through receipt. V-GPO provides a strong emphasis in the back-end reporting and unique solutions centered diagnostics of purchasing patterns and purchase contract utilization and optimization.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, International Healthcare Investments, Ltd., Inc. Significant intercompany transactions have been eliminated in consolidation.


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

For accounting purposes, V-GPO shall be the surviving entity and in accordance with Accounting Principles Opinion No. 16, Epicure is the acquiring entity. The transaction is accounted for using the purchase method of accounting. As Epicure was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their historical cost. The results of operations subsequent to the date of merger are included in the Company's condensed consolidated statement of losses.

                                   V-GPO, INC.
                      (FORMERLY EPICURE INVESTMENTS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE B - MERGER WITH EPICURE INVESTMENTS, INC. (Continued)

Effective with the agreement, all previously outstanding common stock, preferred stock, options and warrants owned by V-GPO stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon management's estimate of the fair value of V-GPO, Inc.'s common stock of $0.06 per share. In accordance with SOP 98-5, the Company has expensed in the current period as organization costs the $ 36,006.

The total consideration paid was $36,006 and the significant components of the transaction are as follows:

       Common stock retained by Epicure shareholders                  $ 266,563
       Treasury stock acquired, at cost                                (242,500)
       Excess of liabilities assumed over assets acquired                11,943
                                                                      ---------
       Total consideration paid                                       $  36,006
                                                                      =========


NOTE C - SOFTWARE AGREEMENTS

In December 2001, the Company entered into a Software Sale Agreement to acquire the title to certain software previously licensed from an entity controlled by the Company's Chief Executive Officer and principal shareholder ("Software Owners"). Under the Software Sale Agreement, the Company agreed to acquire title to the software for $30,000,000 in the form of a promissory note. The Company was in default under the terms of this agreement. On September 30, 2002, the Company entered into a new Agreement ("License"), whereby (i) the Company agreed to return to the Software Owners all the rights, title and interest in the software that the Company acquired in December 2001 under the Software Sale Agreement, and (ii) the Software Owners agreed to cancel and return to the Company the $30,000,000 promissory note having an unpaid principal of $30,000,000 and any unpaid interest. The License is non-exclusive and has an initial term of five (5) years subject to renewal for additional five (5) year periods by mutual written agreement. The royalties payable are $150,000 per month during the initial twelve (12) months of the term of the License beginning October 1, 2002, and shall increase by an additional $50,000 each twelve (12) months thereafter during the term of the License. The obligations of the Company under the License, including payment of all accrued and future royalty payments owed by the Company to the Software Owners, are secured by a lien on the Company's assets.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Nine Months Ended September 30, 2002 and 2001

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

The Company has identified several steps it feels will begin to move it toward profitability:

o Provide timely and adequate working capital for the development and distribution of its proprietary software products
o    Control  all around general overhead cost

In April 2002, the Company incorporated International Healthcare Investments, LTD., Inc. ("IHI") to own and/or manage non-urban healthcare facilities operations in the Southwestern United States. In July 2002, IHI signed a Letter of Intent for a possible acquisition of a general acute-care hospital in Oklahoma City, Oklahoma and an agreement for IHI's subsidiary, Oklahoma Hospital Solutions, Inc., to manage this hospital pending closing of the proposed acquisition for up to 12 months.

In late July 2002, IHI executed an Engagement Letter with an investment banking firm to arrange $350,000,000 debit funding for the proposed acquisition of hospitals in the Southwestern United States. The proposed financing is subject to a number of conditions including execution of a definitive Financing Arrangement Agreement and satisfactory due diligence results of healthcare facilities the Company identifies to purchase.


Three Months Ended September 30, 2002
-------------------------------------

Revenue

The Company's revenues increased $278,764 to $409,668 during the three months ended September 30, 2002 as compared to $130,904 during the same period in 2001, an increase of 213%. The increase is due to an increased number of contracts entered through out the period.

Costs and Expenses

The Company's costs and expenses decreased from $543,706 during the three months ended September 30, 2001 to $469,863 during the same period in 2002. General and administrative expenses increased $14,607 from $318,632 during the three months ended September 30, 2001 to $333,239 during the same period in 2002. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended September 30, 2002. During the three months ended September 30, 2002 the Company incurred $93,197 of interest expense associated with previously incurred debt.


Nine Months Ended September 30, 2002
------------------------------------

Revenue

The Company's revenues increased $508,199 to $749,076 during the nine months ended September 30, 2002 as compared to $240,877 during the same period in 2001, an increase of 210%. The increase is due to an increased number of contracts entered through out the period.

Costs and Expenses

The Company's costs and expenses increased from $1,556,058 during the nine months ended September 30, 2001 to $2,058,499 during the same period in 2002. General and administrative expenses increased $505,344 to $1,608,432 during the quarter. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the nine months ended September 30, 2002. The Company incurred a non-cash charge to operations of $36,006 in connection with its acquisition of Epicure Investments, Inc. During the nine months ended September 30, 2002 the Company incurred $288,390 of interest expense associated with previously incurred debt.

Liquidity and Capital Resources

As of September 30, 2002, the Company had a deficit in working capital of $8,084,717 compared to a deficit in working capital of $6,924,593 at December 31, 2001, a decrease in working capital of $1,160,124. The decrease in working capital was substantially due to the increase in obligations to vendors of the Company at September 30, 2002 as compared to December 31, 2001.

As a result of the Company's operating loss of $1,309,423 during the nine months ended September 30, 2002, the Company generated a cash flow deficit of $334,556 from operating activities, adjusted principally for depreciation and amortization of $161,677 and common stock issued in connection with the acquisition of Epicure Investments, Inc. of $24,063. The Company met its cash requirements during the first nine months of 2002 through the line of credit proceeds of $46,250, net of costs and $363,515 of advances from related parties.

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

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

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


Item 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and President and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and President and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date").

Based upon that evaluation, the Chairman and Chief Executive Officer and President and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)  Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is unaware of the commencement of any legal proceedings against the Company during the Quarter ended September 30, 2002.

Item 2.   Changes in Securities and Use of Proceeds

          (a)  None
          (b)  None
          (c)  None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               NO.     DESCRIPTION
               --      -----------
               10.1    Agreement  between  V-GPO,  Inc.  and  Florida   Software
                       Systems, Inc.
               99.1    Certification of  Norman R. Dobiesz  Pursuant to  Section
                       906 of the  Sarbanes-Oxley Act of 2002  (filed herewith).
               99.2    Certification of Samuel A. Greco  Pursuant to Section 906
                       of the Sarbanes-Oxley Act of 2002 (filed herewith).

          (b)  Reports on Form 8-K

               On July 16, 2002, the Company filed a Current Report on Form 8-K dated July 16, 2002 reporting under Item 5, a press release concerning the execution of a Letter of Intent and a Hospital Management Agreement.

               On August 6, 2002, the Company filed a Current Report on Form 8-K dated August 6, 2002 reporting under Item 5, a press release concerning the execution of an Engagement Letter with an investment banking firm for a $350,000,000 debt financing.

                                   SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        V-GPO, Inc.
                                        (Registrant)


Date: November 6, 2002


                                        By: /s/ Norman R. Dobiesz
                                        ------------------------------
                                            Norman R. Dobiesz
                                            Chairman & Chief Executive Officer

                                 CERTIFICATIONS


I, Norman R. Dobiesz, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of V-GPO, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


Date:  November 6, 2002


                                        /s/ Norman R. Dobiesz
                                        ------------------------------
                                        Norman R. Dobiesz
                                        Chairman and Chief Executive Officer

                                 CERTIFICATIONS


I, Samuel A. Greco, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of V-GPO, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


Date:  November 6, 2002


                                        /s/ Samuel A. Greco
                                        ------------------------------
                                        Samuel A. Greco
                                        President and Chief Operating Officer