Form 10KSB
period 2002-12-31
V GPO  INC
filed 2003-05-21
CIK 831297

1

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

    [  ]     TRANSITION  REPORT  UNDER  SECTION 13 OR 15(D)  OF THE  SECURITIES
             EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _______________________ to _____________________
                               Commission File Number:    0-30101

                                   V-GPO, INC.

                 (Name of small business issuer in its charter)

                                     Florida

         (State or other jurisdiction of Incorporation or organization)

                                   59-1997186

                      (IRS Employer Identification Number)

             2150 Whitfield Industrial Way, Sarasota, Florida 34243

               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (941) 727-1552

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common stock, $.0001 par value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB, [ X ].

Issuer's revenues for its most recent fiscal year: $ 915,032.

The aggregate market value (closing sale price) on the OTC Bulletin Board of the Registrant's Common Stock held by non-affiliates at April 21, 2003, was approximately $1,740,842. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 30, 2003, 37,765,500 shares of the Registrant's common stock, par value $.0001, were issued and outstanding.

Exhibit  index  appears on pages _______.

                                TABLE OF CONTENTS

PART I                                                                    PAGE

     Item 1     Business                                                   3

     Item 2     Property                                                   4

     Item 3     Legal Proceedings

     Item 4     Submission of Matters to a Vote of Security Holders        5

PART II

     Item 5     Market for Common Equity and Related Stockholder
                Matters                                                    5

     Item 6     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        5-8

     Item 7     Financial Statements and Schedule                          8

     Item 8     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                       8-9

PART III

     Item 9     Directors and Executive Officers of the Registrant         9

     Item 10    Executive Compensation                                     9

     Item 11    Security Ownership of Certain Beneficial Owners and
                Management                                                 12

     Item 12    Certain Relationships and Related Transactions            12-13

     Item 13    Exhibits, Financial Statements, Schedules, and
                Reports on Form 10-KSB                                     13

     Item 14    Controls and Procedures                                    14

SIGNATURES                                                                 15

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

     From 1990 to the effective date of the Merger, the Company had no operations, but maintained its legal existence with a view to its subsequent combination with a private corporation actively engaged in a business. The Company therefore had no revenues from operations nor conducted any operating activities from October, 1990 until consummating the Merger. Effective January 1, 2002, the Company, as the surviving corporation in the Merger, succeeded to the business of V-GPO Delaware, which was a supply chain management consulting and B-2-B commerce corporation servicing the healthcare industry. V-GPO Delaware was incorporated in May 2000 and was the successor as a result of a reincorporation merger with IHI Associates, Inc., a Florida corporation, which commenced operations in November 1997.

     In April, 2002, the Company organized a wholly-owned subsidiary, International Healthcare Investments Ltd. ("IHI") to own, operate and/or manage suburban and rural healthcare facilities. SEE BUSINESS - THE BUSINESS OF V-GPO - INTERNATIONAL HEALTHCARE INVESTMENTS LTD.

     The Company ceased its supply chain management and B-2-B vending activities in November 2002. SEE BUSINESS - THE BUSINESS OF V-GPO - CESSATION OF SUPPLY CHAIN MANAGEMENT AND B-2-B ACTIVITIES.

THE BUSINESS OF V-GPO

     CESSATION OF SUPPLY CHAIN MANAGEMENT AND B-2-B ACTIVITIES. V-GPO Delaware was a supply chain management consulting and B-2-B e-commerce corporation servicing the healthcare industry, including hospitals, general purchasing organizations, clinics, mail order pharmacies, etc., that marketed and licensed software products developed exclusively for V-GPO Delaware by its affiliate Florida Software Systems, Inc. and its affiliates which own the software ("Software Owners" and collectively with Florida Software Systems, Inc., "FSS") under a perpetual License Agreement ("License"). V-GPO Delaware purchased title to the V-GPO Software in December, 2001 and terminated payments under the License as of November 30, 2001 pursuant to a Software Sale Agreement with FSS ("Software Sale Agreement"). On September 30, 2002, the Company entered into a new agreement with FSS, whereby (i) the Company agreed to return to the Software Owners all the rights, title and interest in the software that the Company acquired in December 2001 under the Software Sale Agreement subject to the Company's retention of a non-exclusive license of the software, and (ii) the Software Owners agreed to cancel and return to the Company the $30,000,000 promissory note having an unpaid principal of $30,000,000. The receivable of $3,625,000 accrued under the License remains on the books of the Company. SEE FINANCIAL STATEMENTS - FOOTNOTE D.

     In November 2002, the Company determined that it was no longer feasible to engage in the supply chain management and B-2-B activities due to a number of considerations including intensity of competition and persistently slow acceptance of the business model for the supply chain management and B-2-B activities by customers and prospective investors. The Company ceased it supply chain management and B-2-B operations in order to focus all of its attention and resources toward developing and expanding the business of its wholly owned Delaware subsidiary, International Healthcare Investments Ltd., Inc. ("IHI"). SEE BUSINESS - THE BUSINESS OF V-GPO - INTERNATIONAL HEALTHCARE INVESTMENTS LTD.

     INTERNATIONAL HEALTHCARE INVESTMENTS LTD. The Company incorporated a wholly-owned Delaware subsidiary, International Healthcare Investments Ltd., Inc. ("IHI"), in April 2002, to own, operate and/or manage suburban and rural healthcare facilities in Texas and Oklahoma. Generally, the Company anticipates that these facilities would be the only facility in the suburban or rural area in which they are located. Because every community is unique, there is no universal approach to healthcare management. IHI is committed to creating programs, services and facilities that actively respond to fulfill the needs and required support of physicians who care for patients in the communities where an IHI facility is located. The Company believes this is the best way to compete in the markets it enters.

     Pursuant to its business plan, IHI has entered into non-binding letters of intent ("Letters of Intent") to negotiate possible purchases by IHI of the assets of various rural or suburban medical facilities including an assisted living center, a free-standing cancer center, an orthopedic, physical therapy and MRI facility and a 32 bed hospital. The Letters of Intent provide that any transaction may be effected only pursuant to terms, covenants and conditions to be negotiated and contained in a definitive agreement. There can be no assurance that IHI will successfully enter into a definitive agreement with any prospective seller or that the numerous conditions to consummate the transfer of assets under such a definitive agreement, if entered into, would ever be satisfied.

     In July 2002, IHI signed a Letter of Intent to acquire a general acute care hospital in Oklahoma City, Oklahoma. The hospital provides a variety of healthcare services including emergency care, surgery, imaging, CT scanning, magnetic resonance imaging, physical therapy and pain management services. As part of the proposed acquisition, IHI's wholly owned subsidiary, Oklahoma Hospital Solutions, Inc. ("OHSI") entered into an agreement to provide management services to the hospital pending the proposed acquisition for a period of up to 12 months. In January 2002, OHSI signed an agreement to acquire this general acute care hospital. The proposed acquisition under this agreement is subject to a variety of conditions and prerequisites including without limitation due diligence, financing and regulatory approvals. There can be no assurance that the parties will be able to satisfy these and other conditions of the definitive agreement or, that if such conditions are satisfied, the proposed acquisition will close.

     In order to finance IHI's acquisitions of healthcare facilities, the Company has entered into an engagement letter with a funding source to arrange financings of up to $100,000,000 debt and $10,000,000 equity (collectively the "Financings"). There can, however, be no assurance that the funding source will be able to arrange the Financings on terms and conditions acceptable to the Company, or that if arranged, the Company will be able to successfully close these Financings. The Company is also arranging other debt and equity financing, including a possible mortgage finance related to the general acute care hospital in Oklahoma City, Oklahoma.

COMPETITION

     The market for healthcare facilities ownership, operation and management is rapidly evolving and intensely competitive.

     Competition is likely to intensify as the Company's market matures. As competitive conditions intensify, competitors may:

     o Enter into strategic or commercial relationships with larger, more established healthcare companies;

     o  Secure  services and products  from  suppliers on more favorable  terms;

     o  Devote greater  resources  to marketing  and  promotional campaigns; and

     o  Devote   substantially  more  resources  to  acquisition   of  non-urban
        healthcare facilities.

     Many of the Company's existing and potential competitors have longer operating histories in the healthcare facilities market, greater name recognition, and greater financial, technical and marketing resources than the Company. As a result of these factors, the Company's competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their facilities and services and make more attractive offers to prospective acquisition targets and suppliers, potential employees and strategic partners. The Company cannot assure that it will be able to maintain or expand its position in this competitive market. The Company may not be able to compete successfully against current and future competitors and competition could result in reduced revenues, gross margins and operating margins and/or loss of market share.

ITEM 2.  PROPERTY

     The Company's headquarters is located at 2150 Whitfield Industrial Way in Sarasota, Florida where it rents office space on a month to month basis for $3,100 a month.

ITEM 3.  LEGAL PROCEEDINGS

     There is known litigation pending against the Company.

     1. In April, 2003, the Dallas, Texas Court entered an Interlocutory Judgment Order against the Company in the approximate amount of $406,000 in favor of the Landlord of space formerly leased by the Company in Dallas, Texas for rent allegedly due and unpaid. Upon any entry of Final Judgment, the Company expects to file a Notice of Appeal and/or make application to vacate any Final Judgment.

     2. In March, 2003, the Company entered into a Settlement Agreement relating to litigation filed in Federal Court, Northern District of Illinois, by a former customer alleging breach of contract. Under the Settlement, the Company paid $2,500 for computers used by the Company provided by the Customer and exchanged General Releases with the customer.

     3. In November, 2002, the Company and a former financial advisor were named as Defendants in a Summons and Complaint filed by a private lender in the United States District Court, Southern District of New York, seeking damages of approximately $260,000 plus interest and attorney's fees, an accounting and rescission of certain corporate actions in connection with the alleged failure by the Company to pay amounts allegedly due under a Promissory Note in the principal amount of $200,000. In February, 2003, the Company filed a Motion to Dismiss the Complaint which is expected to be heard by the Court in July, 2003.

     The Company has recognized a liability recorded at $4,134 payable under a rescission offer made to and accepted by certain stockholders in 1989 which remains unpaid. This liability has accrued interest at the rate of 6% per annum which also remains unpaid as of the date of this Report on Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     No matters were submitted to a vote to the Company's security holders during the fourth quarter 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Although the Company's Common Stock is eligible for trading in the over-the-counter market, including quotation on the NASD Over-The-Counter Bulletin Board, there is no active, public trading market for the Company's Common Stock and the Company cannot assure that one will develop and be maintained in the future.

     The Company has registered 1,797,097 shares of common stock in a public offering registered on Form S-1 with the Securities and Exchange Commission which went effective on October 31, 1989. These shares consist of 380,430 shares owned by certain shareholders and 1,416,667 treasury shares.

HOLDERS

     The Company has approximately 1,000 holders of its outstanding shares of Common Stock.

DIVIDENDS

     The holders of Common Stock are entitled to share ratably in dividends when and as declared by the board of directors out of funds legally available. The
Company intends to retain any future earnings for use in its operations and therefore does not expect to pay any cash dividends on its Common Stock in the foreseeable future.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

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

     Subsequent to the merger, Company was a business solutions organization providing software business intelligence tools for supply chain management and B-2-B online supply vending in healthcare until November 2002. The Company incorporated its Delaware subsidiary, IHI, in April 2002 to own, operate and/or manage non-urban healthcare facilities and discontinued its supply chain management and B-2-B vending activities in November 2002.

     Although the Company (including V-GPO Delaware's operations) has experienced growth in revenues since the inception of operations in 1998, it has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Company will sustain revenue growth or achieve profitability.

     The Company has identified several steps it feels will begin to move it toward profitability:

     o Discontinue its supply chain management and B-2-B vending activities to focus its attention and resources exclusively on the ownership, management and/or operation of healthcare facilities

     o Provide timely and adequate working capital for the development and expansion of its healthcare facilities ownership, management, and/or operational activities

     o  Control all-around general overhead cost


                              RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

     The Company's total revenues were $915,032 for the twelve month period ended December 31, 2002 compared to $488,696 for the same period ended December 31, 2001, a increase of $426,336, or 87%. The increase is attributable to acquiring new customers in 2002.

COST OF SALES

     The Company's cost of sales were $0 in 2002 compared to $2,900,000 in 2001 an decrease of $2,900,000. The decrease is attributed to a shift in business to concentrate on the facilities operations business and therefore cutting healthcare personnel from the operations due to lack of capital funding.

OPERATING EXPENSES

     The Company's operating expenses decreased $86,545 from $2,114,444 for the year ended December 31, 2001 compared to $ 2,027,899 for the same period ended December 31, 2002, or 4%. Selling, general and administrative expenses for the twelve-month period ended December 31, 2002 increased $129,723 from $1,693,884 in 2001 to $1,823,607, or 8%. The selling, general and administrative expenses increase is attributed to the support of the Company's active pursuit of new business and was due to the Company incurring legal, consulting, and financial advisory fees and costs in connection with the marketing of its proprietary software products. Depreciation and amortization expense for the year ended December 31, 2002 decreased $216,268 from $420,560 in 2001 to $204,292. The decrease was due to normal accounting treatment in 2002. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

     Interest expense for the twelve-month period ended December 31, 2002 was $388,912, an increase of $36,127, from $352,785 for the same period ended December 31, 2001. The increase in interest expense is due to an increase in borrowings the company had to make to support it's expenses.

LIQUIDITY AND CAPITAL RESOURCES

DECEMBER 31, 2002

     As of December 31, 2002, the Company had a working capital deficit of $9,529,323 compared to a deficit of $10,894,477 at December 31, 2001 a deficit increase of $1,365,154. The increase in working capital deficit is attributed to expenses in developing it's business model.

     As a result of our operating losses, the Company generated a cash flow deficit of $16,596 from operating activities during the twelve-month period ended December 31, 2002 The cash flow deficit is primarily attributable to the Company's net loss from operations of $1,501,778 adjusted for depreciation and amortization of $204,292 and changes in accounts receivable, advances, accounts payable and accrued expenses.

     Cash flows used in investing activities for the twelve-month period ended December 31, 2002 consisted primarily of the acquisition of $11,441 of computer and other related equipment

     Cash flows provided by financing activities were $31,437 during the twelve-month period ended December 31, 2002. The Company repaid $0 of funds previously advanced to the Company by related parties.

     Our independent certified public accountants have stated in their report included in our December 31, 2002 Form 10-KSB, that we have incurred operating losses since its inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

     In December 2001, the Company entered into a Software Sale Agreement to acquire the title to certain software previously licensed from an entity controlled by the Company's Chief Executive Officer and principal shareholder ("Software Owners"). Under the Software Sale Agreement, the Company agreed to acquire title to the software for $30,000,000 in the form of a promissory note. Costs in excess of net assets acquired are amortized over 10 years. The Company has been in default under the terms of this agreement. In September 2002, the Company and Software Owners entered into a new agreement, whereby (i) the Company agreed to return to the Software Owners all the rights, title and interest in the software that the Company acquired in December 2001 under the Software Sale Agreement, and (ii) the Software Owners agreed to cancel and return to the Company the $30,000,000 promissory note having an unpaid principal of $30,000,000 and any unpaid interest. The Software Sale Agreement was formally canceled.

RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142,
"Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

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

     SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

     Financial statements as of and for the years ended December 31, 2002 and December 31, 2001 are presented in a separate section of this Report on Form 10-KSB following the information in Part III.

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

     On January 17, 2002, the Company dismissed its certifying accountant, Gary Kriner, CPA ("Kriner"). Kriner's reports on the financial statements for the years ended June 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the years ended June 30, 2001 and 2000, and the subsequent interim period through January 17, 2002, the Company has not had any disagreements with Kriner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Russell Bedford Stefanou Mirchandani LLP ("Stefanou") as its certifying accountant as of January 17, 2002 for the Company's fiscal year ending December 31, 2001. The Company had not consulted Stefanou previously.

     Kriner's letter, which is required pursuant to Item 304(a)(3) of Regulation S-B, is attached as an Exhibit to the Company's Report on Form 8-K/A filed January 30, 2002.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

---------------------------- -------------- ------------------------------------

         NAME                     AGE                    POSITION
---------------------------- -------------- ------------------------------------
---------------------------- -------------- ------------------------------------
                                              Chairman,  Chief Executive Officer
  Norman R. Dobiesz               55          and a Director
---------------------------- -------------- ------------------------------------
---------------------------- -------------- ------------------------------------
                                              President, Chief Operating Officer
  Samuel A. Greco                 51          and a Director
---------------------------- -------------- ------------------------------------
---------------------------- -------------- ------------------------------------

  Edward E. Carty, Jr.            54          Vice President
---------------------------- -------------- ------------------------------------

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

     NORMAN R. DOBIESZ is the Chairman, Chief Executive Officer, Director and a principal shareholder of the Company responsible for the headquarters function in Florida. Since 1991, Mr. Dobiesz has served as a Director. Mr. Dobiesz is President and owner of Florida Software Systems, Inc. and its affiliates which developed the V-GPO Software. SEE ITEM 1. BUSINESS -THE BUSINESS OF V-GPO-CESSATION OF SUPPLY CHAIN MANAGEMENT AND B-2-B ACTIVITIES.

     SAMUEL A. GRECO is a founder and was the President, Chief Operating Officer, Director and a principal shareholder of the Company responsible for the operations and marketing functions of V-GPO Delaware conducted at its office in Dallas, Texas. Mr. Greco has held various management positions in the healthcare industry during the last 25 years, including several executive positions with Columbia/HCA Healthcare Corporation now known as HCA - The Healthcare Company ("Columbia") from 1989 to August 1997. He resigned his position as Senior Vice President of Financial Operations of Columbia in August 1997 to pursue consulting and other opportunities in the healthcare industry by applying his experience in the application of supply chain strategies. While with Columbia, Mr. Greco elevated the area of Materials Management to a core competency that became a strategic advantage to Columbia, and launched Columbia's supply chain initiative, recognizing how supply cost and other costs would benefit from scale, discipline and process improvement. He has become one of the industry leaders in successfully applying these supply chain strategies, vendor partnering and logistics management to improve results and provide significant savings. Mr. Greco holds a Bachelor of Science degree in Accounting from Bryant College and is a frequent speaker at various healthcare symposiums.

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

     The Company's board of directors does not utilize an audit committee and has determined that the Company does not have an audit committee financial expert because none of its directors possess the attributes specified to qualify an individual as such. The Company has not adopted a Code of Ethics as of the date of this Form 10-KSB as consideration of the matter has not yet been completed.

ITEM 10.  EXECUTIVE COMPENSATION

     The following tables set forth information regarding the annual and long term compensation paid by the Company's predecessor, V-GPO Delaware, during the years indicated to the Chief Executive Officer, the Chief Operating Officer and its other most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2002 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                                                                               Securities
   Name and                                                      Restricted    Underlying
   Principal                                    Other Annual       Stock        Options/       LTIP        All Other
   Position       Year     Salary     Bonus    Compensation(1)     Awards       SARs(#)       Payouts    Compensation
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------

Norman R.         2002      (6)         -             -              -              -            -            -
Dobiesz,          2001      (2)         -             -              -              -            -            -
Chairman          2000      (2)         -             -              -              -            -            -
& CEO             1999      (2)

---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------

Samuel A.         2002      (6)         -             -              -              -            -            -
Greco             2001      (3)         -             -              -              -            -            -
President         2000      (3)         -             -              -              -            -            -
& COO             1999      (3)

---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------

Edwin E.          2002      (4)         -             -              -              -            -            -
Carty, Jr.,       2001    $120,000      -             -              -              -            -            -
Vice              2000    $120,000      -             -              -        50,000 shares      -            -
President         1999    $120,000

---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------

Michael J.       2002       (5)         -             -              -              -            -            -
Kuhn,            2001     $120,000      -             -              -              -            -            -
Vice             2000     $120,000      -             -              -        50,000 shares      -            -
President        1999     $120,000

---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------

<F1>

(1) Certain personal benefits that aggregate less than ten percent of total cash compensation of any executive officer or which cannot be readily ascertained are not included.

(2) Mr. Dobiesz has waived all unpaid cash compensation payable from the inception of V-GPO Delaware through December 31, 2001.

(3) Mr. Greco has waived all unpaid cash compensation payable from the inception of V-GPO Delaware through December 31, 2001.

(4) Mr. Carty received only partial year compensation through December 31, 2002.

(5)  Mr. Kuhn received only partial year compensation through December 31, 2002.

(6)  Amounts  for 2002 have been  accrued  but not paid for Mr.  Dobiesz and Mr.
     Greco.


OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------- ------------------------- -------------------------- ------------------- -----------------
                              Number of Securities     % of Total Options/SARs
                            Underlying Options/SARs    Granted to Employees in    Exercise or Base
           Name                   Granted (#)                Fiscal Year            Price ($/Sh)     Expiration Date
--------------------------- ------------------------- -------------------------- ------------------- -----------------
--------------------------- ------------------------- -------------------------- ------------------- -----------------

Norman R. Dobiesz(1)                   -                          -                      -                  -
--------------------------- ------------------------- -------------------------- ------------------- -----------------
--------------------------- ------------------------- -------------------------- ------------------- -----------------

Samuel A. Greco(1)                     -                          -                      -                  -
--------------------------- ------------------------- -------------------------- ------------------- -----------------
--------------------------- ------------------------- -------------------------- ------------------- -----------------

Edwin E. Carty, Jr. (2)                -                          -                      -                  -
--------------------------- ------------------------- -------------------------- ------------------- -----------------
--------------------------- ------------------------- -------------------------- ------------------- -----------------

Michael J. Kuhn(3)                     -                          -                      -                  -
--------------------------- ------------------------- -------------------------- ------------------- -----------------

<F1>
(1) No options or SARs have been granted to Mr. Dobiesz or to Mr. Greco.
(2) No options or SARs were granted Mr. Carty in 2002.
(3) No options or SARs were granted to Mr. Kuhn in 2002.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                                                                      Number of Securities     Value of Unexercised
                                                                     Underlying Unexercised        In-the-Money
                                                                    Options/SARs at FY-Ended      Options/SARs at
                                                                            (#) (1)               FY-End (#) (1)
--------------------------- -------------------- --------------------- ------------------------ ----------------------
           Name             Shares Acquired on    Value Realized (S)        Exercisable/            Exercisable/
                               Exercise (#)                                 Unexercisable           Unexercisable
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Norman R. Dobiesz(1)                 -                    -                       -                       -
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Samuel A. Greco(1)                   -                    -                       -                       -
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Edwin E. Carty, Jr. (2)              -                    -                 20,000/30,000                %(2)
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Michael J. Kuhn(3)                   -                    -                 20,000/30,000                %(3)
--------------------------- -------------------- --------------------- ------------------------ ----------------------

<F1>
(1) No options have been granted to Mr. Dobiesz or to Mr. Greco.
(2) None of the options granted to Mr. Carty were in the money on December 31, 2002.
(3) None of the options granted to Mr. Kuhn were in the money on December 31, 2002.


EXECUTIVE EMPLOYMENT AGREEMENTS

     Effective March 1, 2002, Messrs. Dobiesz and Greco entered into ten (10) year employment agreements (the "Executive Employment Agreements") with the Company that replaced prior employment agreements scheduled to expire May 31, 2004 which were renewable by the employee for up to two (2) additional five (5) year periods ("Prior Employment Agreements"). The Executive Employment Agreements are terminable by the Company for certain "for cause" events. The Executive Employment Agreements provide for initial base compensation of $600,000 per year with $75,000 increases scheduled for the 1st day of January of each year commencing January 1, 2003. The Company has the right to include Messrs. Dobiesz and Greco in any supplementary bonus or other benefits in the Company's discretion. Messrs. Dobiesz and Greco have waived all unpaid cash compensation under the Prior Employment Agreements from inception through December 31, 2001. The Company has agreed to register the shares of the Company's Common Stock Messrs. Dobiesz and Greco own in any future registration statement the Company may file.

     On April 25, 2002, the Company entered into a three (3) year Employment Agreement with Sunasir Sen effective as of April 25, 2002 ("Employment Agreement"). Under the Employment Agreement, which was terminable upon thirty
(30) days prior written notice, Mr. Sen acted as Executive Vice President and Chief Financial Officer of the Company. On August 12, 2002, Mr. Sen resigned and terminated the Employment Agreement with written notice.

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

     During 2002, the Company did not issue any options under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's equity securities as of April 30, 2003 by
(i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.

--------------------------------------------------- ------------------------ ---------------------------- ---------------
   Name and Address(1) of Beneficial Ownership          Title of Class          Amount and Nature of        Percent of
                                                                                Beneficial Ownership       Class(2)(6)
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------

Norman R. Dobiesz(3)                                     Common Stock             19,562,500 shares           53.8%
Chairman, Chief Executive Officer and Director        Series A Preferred           100,000 shares              100%
                                                             Stock
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------

Samuel A. Greco                                          Common Stock                11,812,500               32.5%
President, Chief Operating Officer and Director
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------

Edwin E. Carty, Jr.(4)                                        -                          -                     -
Vice President
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------

Michael J. Kuhn(5)                                             -                          -                     -
Vice President
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------

All  executive  officers and  directors as a Group       Common Stock             31,375,000 shares           86.3%
(4 persons)                                           Series A Preferred           100,000 shares              100%
                                                             Stock
--------------------------------------------------- ------------------------ ---------------------------- ---------------

<F1>
(1) The address of all directors and officers identified above is the address of the Company at 2150 Whitfield Industrial Way, Sarasota, Florida 34243.

(2) The percentages are calculated based upon 36,348,833 shares of Common Stock issued and outstanding after exclusion of 1,416,667 issued shares held in treasury and do not include an aggregate of 1,293,325 shares of Common Stock that may be issued (a) upon exercise of outstanding warrants to purchase 643,325 shares of Common Stock, warrants that may be issued to purchase 400,000 shares of Common Stock and (b) outstanding options to purchase 250,000 shares of Common Stock. Unless otherwise indicated, it is assumed that all shares are owned directly.

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

     Entities controlled by Norman R. Dobiesz, the Company's Chairman, CEO and principal shareholder, advanced to the Company $1,559,868 in 2002 and $1,224,700 in 2001, all of which was unpaid at December 31, 2002.

     The Company has advanced funds to entities controlled by Company officers and principal shareholders for the year ended Decembver 31, 2002 and 2001. The amounts due to the Company at December 31, 2002 and 2001 were $1,294,865 and $944,884, respectively.

     The Company rents space in Sarasota, Florida on a month to month basis from an affiliate for $3,100 a month.

     In December 2001, the Company entered into a Software Sale Agreement to acquire the title to certain software previously licensed from an entity controlled by the Company's Chief Executive Officer and principal shareholder ("Software Owners"). Under the Software Sale Agreement, the Company agreed to acquire title to the software for $30,000,000 in the form of a promissory note. Costs in excess of net assets acquired are amortized over 10 years. The Company has been in default under the terms of this agreement. In September 2002, the Company and Software Owners entered into a new agreement, whereby (i) the Company agreed to return to the Software Owners all the rights, title and interest in the software that the Company acquired in December 2001 under the Software Sale Agreement, and (ii) the Software Owners agreed to cancel and return to the Company the $30,000,000 promissory note having an unpaid principal of $30,000,000 and any unpaid interest. The Software Sale Agreement was formally canceled.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               The financial statements filed on part of this report are listed on the Index to Consolidated Financial Statements on Page _____.

          (2)  Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts is on Page ____.

               All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

     (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 2002.

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

10.7 Agreement between V-GPO, Inc. and Florida Software Systems, Inc. Filed as Exhibit 10.1 to V-GPO's Form 10-QSB filed May 15, 2002.

16.1     Letter from  Gary Kriner, CPA dated January 30, 2002.  Filed as Exhibit
         16.1 to V-GPO's Form 8-K/A filed January 30, 2002.

21       List of Subsidiaries.*

23       Consent of Independent Certified Public Accountants, Stefanou & Company
         LLP.*

99.1     Certification  of Norman   R. Dobiesz  Pursuant to  Section 906  of the
         Sarbanes-Oxley Act of 2002.*

99.2 Certification of Samuel A. Greco Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(*) Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

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

                                    V-GPO, INC.

Dated:  May 20, 2003               By: /s/ Norman R. Dobiesz

                                    Norman R. Dobiesz
                                    Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

     SIGNATURES                   TITLE                           DATE
     ----------                   -----                           ----


/s/ Norman R. Dobiesz         Director, Chairman and           May 20, 2003
                              Chief Executive Officer
Norman R. Dobiesz


/s/ Samuel A. Greco           Director, President and Chief    May 20, 2003
                              Operating Officer
Samuel A. Greco

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2002 AND 2001



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                   V-GPO, INC.

                                   V-GPO, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                                                      PAGE NO.

     Report of Independent Certified Public Accountants                 F-3
     Consolidated Balance Sheets at December 31, 2002 and 2001          F-4
     Consolidated Statements of Losses for the Years Ended
       December 31, 2002 and 2001                                       F-5
     Consolidated Statements of Deficiency in Stockholders'
       Equity for the Years Ended December 31, 2002 and 2001            F-6
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2002 and 2001                                       F-7
     Notes to Consolidated Financial Statements                     F-8 to F-23

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
V-GPO, Inc.
Sarasota, FL

     We have audited the accompanying consolidated balance sheets of V-GPO, Inc. and its wholly-owned subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended, in conformance with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                         /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                             Russell Bedford Stefanou Mirchandani LLP
                             Certified Public Accountants


McLean, Virginia
May 14, 2003

                                   V-GPO, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                  2002                 2001
                                                  ----                 ----
        ASSETS

Current Assets:
Cash and Equivalents                             $    3,600          $      200
Accounts Receivable, net                            358,702                   -
Employee Advances                                    53,197               52,93
Prepaid Expenses and Other                           16,774               9,944
                                                 ----------          ----------
Total Current Assets                                432,273              63,082


Property, Plant and Equipment: (Note C)
Property, Plant and Equipment                        55,321              55,130
Less:  Accumulated  Depreciation                     37,066              21,166
                                                 ----------          ----------
                                                     18,256              33,964

Other Assets:
Financing Costs, less accumulated
 amortization of $ 581,315 and $547,483
 at December 31, 2002 and 2001,
 respectively (Note D)                                    -              22,582
Costs in Excess of Net Assets Acquired,
 less accumulated amortization of $250,000
 at December 31, 2001 (Note D)                            -          29,750,000
Software Development, less accumulated
 amortization of $193,200 and $38,640 at
 December 31, 2002 and 2001, respectively
 (Note D)                                           579,598             734,158
Advances to Related Parties (Note F)              1,294,865             944,884
                                                 ----------          ----------
                                                  1,874,463          31,451,624
                                               $  2,324,992        $ 31,548,670
                                               ============        ============

        LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities
 (Note E)                                       $ 2,765,495       $     892,876
Long Term Liabilities, current portion
 (Note D)                                                 -           3,250,000
Advances from Related Parties (Note F)            1,559,868           1,224,700
Notes Payable (Note G)                            1,779,983           1,779,983
Line of Credit (Note H)                             231,250             185,000
Software License Fees (Note I)                    3,625,000           3,625,000
                                                 ----------           ---------
Total Current Liabilities                         9,961,596          10,957,559
Long Term Liabilities (Note D)                            -          26,750,000
Commitments and Contingencies (Note N)                    -                   -

        DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred Stock, par value $0.001 per
 share; 20,000,000 shares authorized
 Series A Preferred Stock, par value
 $0.001 per share; 100,000 shares
 authorized; 100,000 issued at December
 31, 2002 and 2001, respectively (Note J)               100                 100
Common Stock, par value $0.0001 per share;
 100,000,000 shares authorized; 37,765,500
 and 36,500,000 shares issued at December
 31, 2002 and 2001, respectively (Note J)             3,777               3,650
Treasury Stock (Note B and J)                      (242,500)                  -
Additional paid in Capital                        1,987,362           4,220,926
Common stock subscription receivable (Note J)             -          (2,500,000)
Accumulated Deficit                              (9,385,343)         (7,883,565)
                                                -----------         -----------
Total Deficiency in Stockholders'Equity          (7,636,604)         (6,158,889)
                                               $  2,324,992        $ 31,548,670
                                               ============        ============


          See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                   2002                    2001
                                                   ----                    ----

Revenue:
Consulting Income                            $  915,032              $  488,696
                                             ----------              ----------
                                                915,032                 488,696

Cost of Goods Sold                                    -               2,900,000
                                             ----------              ----------
Gross Profit (Loss)                             915,032              (2,411,304)

Operating Expenses:
Selling, General and Administrative           1,823,607               1,693,884
Depreciation and Amortization Expenses          204,292                 420,560
                                             ----------              ----------
Total Operating Expenses                      2,027,899               2,114,444

Net Loss from Operations                     (1,112,866)             (4,525,748)

Interest Income (Expense)                      (388,912)               (352,785)
Income (taxes) benefit                                -                       -
                                             ----------              ----------
Net Loss                                   $ (1,501,778)           $ (4,878,533)
                                           ============            ============

Loss per common share (basic and
 assuming dilution)(Note M)                $      (0.04)           $      (0.15)
                                           ============            ============
Weighted average shares outstanding
Basic and diluted                            37,753,814              32,439,726


           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                              Preferred    Preferred                                  Treasury     Additional     Accumulated
                               Series A     Series A      Common      Common Share      Stock        Paid in      Common Stock
                                Shares       Amount       Shares         Amount         Amount       Capital      Subscription

BALANCE AT DECEMBER 31, 2000   100,000      $   100    32,000,000        $ 3,200    $        -     $1,515,596      $         -
Issuance of Common stock in
 exchange for financing fee          -            -     1,500,000            150             -         36,850                -

Common stock Subscription            -            -     3,000,000            300             -      2,499,700       (2,500,000)

Contribution of Software by
 founder                             -            -             -              -             -        168,779                -

Net loss                             -            -             -              -             -              -                -
                               -------     --------    ----------        -------    ----------     ----------      -----------
BALANCE AT DECEMBER 31, 2001   100,000     $    100    36,500,000        $ 3,650    $        -     $4,220,925      $(2,500,000)
                               =======     ========    ==========        =======    ==========     ==========      ===========

Shares issued in connection
 with merger with Epicure
 (Note B)                            -            -     4,265,500            427            -         266,137                -
Treasury stock  assumed in
 connection with merger with
 Epicure (Note B)                    -            -             -              -     (242,500)              -                -

Cancellation of common stock
 subscription and related
 shares (Note J)                     -            -    (3,000,000)          (300)           -      (2,499,700)       2,500,000

Net loss                             -            -             -              -            -               -                -
                               -------      -------    ----------        -------    ---------      ----------      -----------
BALANCE AT DECEMBER 31, 2002   100,000      $   100    37,765,500        $ 3,777    $(242,500)     $1,987,362      $         -
                               =======      =======    ==========        =======    =========      ==========      ===========

<F1>
           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                               Deficit in
                                Retained
                                Earnings       Total

BALANCE AT DECEMBER 31, 2000   $(3,005,032)    $(1,486,136)
Issuance of Common stock in
 exchange for financing fee              -          37,000

Common stock Subscription                                -

Contribution of Software by
 founder                                 -         168,779

Net loss                        (4,878,533)     (4,878,533)
                                -----------     -----------
BALANCE AT DECEMBER 31, 2001   $(7,883,565)    $(6,158,890)
                               ===========     ===========

Shares issued in connection
 with merger with Epicure
 (Note B)                                -         266,564
Treasury stock  assumed in
 connection with merger with
 Epicure (Note B)                       -        (242,500)

Cancellation of common stock
 subscription and related
 shares (Note J)                         -               -

Net loss                        (1,501,778)     (1,501,778)
                                -----------     ----------
BALANCE AT DECEMBER 31, 2002   $(9,385,344)    $(7,636,604)
                               ===========     ===========

<F1>
           See accompanying notes to consolidated financial statements

                                       F-6

                                   V-GPO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                   2002                    2001
                                                   ----                    ----
Cash flows from operating
 activities:
Net loss from operating
 activities                                 $(1,501,778)            $(4,878,533)

Adjustments to reconcile net
 loss to net cash provided by
 (used in)operating activities:
Depreciation and amortization                   204,292                 420,560
Common stock issued for services                      -                  37,000
Common stock issued in connection
 with merger with Epicure                       266,563                       -
Treasury stock assumed in connection
 with merger with Epicure                      (242,500)                      -
Other income in connection with
 cancellation of Software Sale
 Agreement                                     (250,000)                      -
(Increase) decrease in:
Accounts receivable                            (358,703)                      -
Prepaid expenses and other assets                (6,830)                      -
Advances to employees                              (259)                      -
Increase (decrease) in:
Accounts payable and accrued liabilities      1,872,619                 760,015
License fees due                                      -               2,650,000
                                             ----------              ----------
Net cash Used in Operating Activities           (16,596)             (1,010,958)

Cash flows from investing activities:
Capital expenditures, net                       (11,441)                 (3,649)
                                             ----------               ----------
Net Cash Used in Investing Activities           (11,441)                 (3,649)

Cash flows from financing activities:
Proceeds from line of credit, net of
 costs                                           46,250                 150,000
Advances to related parties                    (349,981)               (214,764)
Advances from related parties                   381,515               1,074,700
Repayment of advances from related
 parties                                        (46,347)                      -
                                             ----------              ----------
Net Cash Provided By Financing Activities        31,437               1,009,936

Net increase (decrease) in cash and
 cash equivalents                                 3,400                  (4,671)
Cash and cash equivalents at
 beginning of the year                              200                   4,871
                                             ----------              ----------
Cash and Cash equivalents at End of
 the Year                                    $    3,600              $      200
                                             ==========              ==========

Supplemental Information:
Cash paid during the year for interest         $      -               $       -
Cash paid during the year for income
 taxes                                                -                       -
Common stock issued in exchange for
 services                                             -                  37,000
Capitalized software contributed by
 stockholder                                          -                 168,779
Software title acquired in exchange
for notes payable                                     -              30,000,000
Acquisition:
Assets acquired                                       -                       -
Organizational costs                             36,006                       -
Treasury stock acquired                         242,500                       -
Liabilities assumed                             (11,943)                      -
Common stock issued                            (266,563)                      -
                                             ----------              ----------
Net cash paid for acquisition                $        -              $        -
                                             ==========              ==========


           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

V-GPO, Inc. (the "Company" or "VGPO") is engaged in the business of owning, operating and/or managing non-urban healthcare facilities in the Southwestern United States. Prior to November 2002, the Company also acted as a business solutions organization providing software business intelligence tools for supply chain management excellence in healthcare. The Company was formed on May 4, 2000 under the laws of the State of Delaware.

On January 1, 2002, the Company entered into an Agreement and Plan of Merger ("Agreement") with Epicure Investments, Inc. ("Epicure"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the State of Florida. As a result of the acquisition, the Company is the surviving entity and Epicure is the acquiring entity. Subsequent to the date of the merger, Epicure changed its name to V-GPO, Inc. (see Note B).

In April 2002, the Company incorporated International Healthcare Investments, LTD., Inc. ("IHI") to own/operate and/or manage non-urban healthcare facilities operations in the Southwestern United States.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, International Healthcare Investments, Ltd., Inc. Significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets (See Note C).

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

NET EARNINGS (LOSSES) PER COMMON SHARE

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues are recognized at the time services are provided.

ADVERTISING

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred advertising costs of $0 and $52,516 for the years ended December 31, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2002 and 2001.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,501,778 and $4,878,533 during the years ended December 31, 2002 and 2001, respectively. The Company's current liabilities exceeded its current assets by $ 9,529,323 as of December 31, 2002. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2002 and 2001.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STOCK BASED COMPENSATION (CONTINUED)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note K):

                                                  2002                2001
                                                  ----                ----
Net loss - as reported                          $(1,501,778)        $ 4,878,533)
Add:  Total stock based employee
 compensation expense as reported under
 intrinsic value method (APB. No. 25)                     -                   -
Deduct:  Total stock based employee
 compensation expense as reported under
 fair value based method (SFAS No. 123)             (24,115)           (187,185)
                                                -----------         -----------
Net loss - Pro Forma                            $(1,525,893)        $(5,065,718)
Net loss attributable to common
 stockholders - Pro forma                       $(1,525,893)        $(5,065,718)
Basic (and assuming dilution)
 loss per share - as reported                   $     (0.04)        $     (0.15)
Basic (and assuming dilution)
 loss per share - Pro forma                     $     (0.04)        $     (0.16)

SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

RECLASSIFICATIONS

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B- BUSINESS COMBINATIONS

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

The total consideration paid was $36,006 and the significant components of the transaction are as follows:

       Common stock issued                                         $ 266,564
       Treasury stock acquired, at cost                            (242,500)
       Excess of liabilities assumed over assets acquired             11,942
                                                                   ---------
       Total consideration paid                                    $  36,006
                                                                   =========

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE C - PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31, 2002 and 2001 consists of the following:

                                          2002              2001
                                          ----              ----
  Computer Equipment                     $ 42,123          $ 41,931
  Office Furniture                         13,198            13,198
                                         --------          --------
     Total                                 55,321            55,129
  Accumulated Depreciation                (37,065)          (21,165)
                                         --------          --------
                                         $ 18,256          $ 33,964
                                         ========          ========

Depreciation expense included as a charge to income amounted to $15,900 and $15,231 for the year ended December 31, 2002 and 2001, respectively.

NOTE D - OTHER ASSETS

FINANCING COSTS

Financing fees related to issuance of notes payable are capitalized and amortized over the term of the respective loan. Amortization expense included as a charge to income amounted to $33,832 and $124,830 for the year ended December 31, 2002 and 2001, respectively. The costs and accumulated amortization of financing costs at December 31, 2002 and 2001 are summarized as follows:

                                          2002              2001
                                          ----              ----
  Financing costs                        $581,315          $570,065
  Less: accumulated amortization         (581,315)         (547,483)
                                         ---------         ---------
  Financing costs, net                   $      -          $ 22,582
                                         ========          ========

SOFTWARE DEVELOPMENT COSTS

During the period March 1999 through December 2001, entities controlled by the Company's Chief Executive Officer and principal shareholder, began contributing to the Company certain capitalized software development costs for the exclusive, worldwide distribution and use by the Company. An aggregate of $772,798 of software development costs, net of liabilities assumed, was capitalized as of December 31, 2001.

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

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE D - OTHER ASSETS (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

Software development costs are amortized over a useful life of five years. Amortization expense included as a charge to income amounted to $154,560 and $38,640 for the year ended December 31, 2002 and 2001, respectively. The costs and accumulated amortization of software development costs at December 31, 2002 and 2001 are summarized as follows:

                                          2002               2001
                                          ----              ----
  Software development costs             $772,798          $772,798
  Less: accumulated amortization         (193,200)          (38,640)
                                         --------          --------
  Software development costs, net        $579,598          $734,158
                                         ========          ========

COSTS IN EXCESS OF NET ASSETS ACQUIRED

In December 2001, the Company entered into a Software Sale Agreement to acquire the title to certain software previously licensed from an entity controlled by the Company's Chief Executive Officer and principal shareholder ("Software Owners"). Under the Software Sale Agreement, the Company agreed to acquire title to the software for $30,000,000 in the form of a promissory note. Costs in excess of net assets acquired are amortized over 10 years. Amortization expense included as a charge to income amounted to $250,000 and for the year ended December 31, 2001.

The Company has been in default under the terms of this agreement. In September 2002, the Company and Software Owners entered into a new agreement, whereby (i) the Company agreed to return to the Software Owners all the rights, title and interest in the software that the Company acquired in December 2001 under the Software Sale Agreement, and (ii) the Software Owners agreed to cancel and return to the Company the $30,000,000 promissory note having an unpaid principal of $30,000,000 and any unpaid interest. The Software Sale Agreement was formally canceled.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2002 and 2001 are as follows:

                                              2002          2001
                                              ----          ----
  Accounts payable                           $  574,798    $ 255,865
  Accrued interest                              813,053      424,141
  Accrued payroll and payroll taxes           1,365,702      212,870
  Other                                          11,942            -
                                             ----------    ---------
        Total                                $2,765,495    $ 892,876
                                             ==========    =========

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE F - ADVANCES TO AND FROM RELATED PARTIES

Advances from related parties at December 31, 2002 and 2001 are as follows:

                                               2002               2001
                                               ----               ----
10% note payable, unsecured and payable
 on demand to Company officer                 $  75,000          $ 75,000
10% note payable, unsecured and payable
 on demand to Company officer                   325,000           325,000
Series of advances unsecured and payable
 on demand to entities controlled by
 Company officers, accrues interest at
 10% per annum                                   60,800            24,000
Series of advances unsecured and payable
 on demand to Company officers, accrues
 interest at 10% per annum                      610,000           480,000
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, accrues interest at
 10% per annum                                   47,650            10,900
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, accrues interest at
 10% per annum                                  215,800           140,000
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, accrues interest at
 10% per annum                                  146,800           109,800
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, accrues interest at
 10% per annum                                   60,000            60,000
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, non-interest bearing          18,818                 -
                                              ---------         ---------
                                             $1,559,868        $1,224,700
                                             ==========        ==========

The Company also has advanced funds to entities controlled by Company officers and principal shareholders for the year ended December 31, 2002 and 2001. The amounts due the Company at December 31, 2002 and 2001 were $1,294,865 and $944,884, respectively. The advances are non-interest bearing, unsecured and no formal repayment terms or arrangements exist.

NOTE G - NOTES PAYABLE

Notes payable at December 31, 2002 and 2001 are as follows:

                                                2002              2001
                                                ----              ----
10 % senior convertible notes payable,
 unsecured and due six months from the
 date of the note with the latest maturity
 June 2001; Noteholder has the option
 to convert unpaid note principal together
 with accrued and unpaid interest to
 the Company's common stock at a rate of
 $1.50 per share. In the event the unpaid
 principal amount of the notes, together
 with any accrued and unpaid interest,
 are not converted or paid in full by
 maturity, then interest accrues at 12.5%
 per annum until paid in full. The Company
 is in default under the terms of the Note
 Agreement (see Note N).                       $ 1,779,983       $ 1,779,983
                                               -----------       -----------
                                                 1,779,983         1,779,983
Less: current portion                           (1,779,983)       (1,779,983)
                                               -----------       -----------
                                               $         -       $         -
                                               ===========       ===========

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE H - LINE OF CREDIT

                                                2001               2000
                                                ----               ----
Line of Credit, secured by certain
 receivables and related contracts and
 proceeds thereof up to an aggregate of
 $740,000 under a Security Agreement, line
 cannot exceed $370,000, to be repaid upon
 earlier of receipt by Company of accounts
 receivable owed by certain account debtors
 or December 15, 2001. The Company is in
 default under the terms this agreement.      $ 231,250           $ 185,000
Less Current Portion                           (231,250)           (185,000)
                                              ---------           ---------
                                              $       -           $       -
                                              =========           =========

NOTE I - SOFTWARE LICENSE

The Company entered into a Software License Agreement ("Agreement") in March 1999 with an entity controlled by the Company's Chief Executive Officer and principal shareholder ("Licensor"). The Agreement provided for a limited, restricted, non-exclusive, revocable worldwide license to use, reproduce and sublicense certain software owned by the Licensor and two additional entities controlled by the Company's Chief Executive Officer and principal shareholder. License fees under the Agreement were based upon a percentage of revenues to be subject to a $200,000 per month fee and further subject to the successful completion of a securities offering generating at least $7,000,000 of proceeds. The Agreement was amended on April 21, 2000 to provide for an exclusive worldwide license in return for a minimum license fee of $150,000 per month to be increased to a minimum of $200,000 per month if a securities offering generated at least $4,500,000 in proceeds. In April 2001 there was a further amendment to provide that effective January 1, 2001, the minimum was increased to $250,000 per month with increases of 10% on each January thereafter. During the year ended December 31, 2001, the Company defaulted under the terms of the Agreement. In September 2002, the Licensor and the Company terminated the Agreement as a part of the cancellation of Software Sale Agreement as described in Note D. As of December 31, 2002 and 2001, the Company has accrued in current liabilities previously incurred license fees aggregating $ 3,625,000.

NOTE J - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of December 31, 2002 and 2001, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of December 31, 2002 and 2001, the Company has 37,765,500 and 36,500,000 shares of common stock issued and outstanding, respectively.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE J - CAPITAL STOCK (CONTINUED)

During the year ended December 31, 2001, the Company issued 1,500,000 shares of common stock in exchange for financial advisory services valued at $ 37,000. The common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

In December 2001, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Southward Investments, LLC. In connection with the Purchase Agreement, 3,000,000 shares of the Company's restricted common stock were issued to Southward Investments, LLC at approximately $0.83 per share. The Company did not receive any proceeds from the stock subscription and, accordingly in 2002 the 3,000,000 shares of restricted common stock subscription receivable.

In January 2002, the Company completed an Agreement and Plan of Merger ("Agreement") with Epicure Investments, Inc. (see Note B). Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by Company stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock and a like number of shares of preferred stock, options and warrants. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon management's estimate of the fair value of the Company's common stock of approximately $0.06 per share, or a total of $266,564. Subsequent to the date of the merger, Epicure changed its name to V-GPO, Inc. In connection with the merger, the Company also assumed 1,416,667 shares of common stock held in treasury, at Epicure's historical cost of o$242,500.

NOTE K - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.


                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------

                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------      ---------------------    --------------    -----------   --------------
            $0.25         250,000                      1.25            $ 0.25         187,500         $  0.25


Transactions involving stock options issued to employees are summarized as follows:
                                                                                         Weighted Average
                                                                Number of Shares         Price Per Share

       Outstanding at January 1, 2001                                  250,000                   $0.25
          Granted                                                            -                       -
          Exercised                                                          -                       -
          Canceled or expired                                                -                       -
                                                                --------------         ---------------
       Outstanding at December 31, 2001                                250,000                    0.25
          Granted                                                            -                       -
          Exercised                                                          -                       -
          Canceled or expired                                                -                       -
                                                               ---------------         ---------------
       Outstanding at December 31, 2002                                250,000                $   0.25
                                                               ===============         ===============

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE K - STOCK OPTIONS AND WARRANTS (CONTINUED)

EMPLOYEE STOCK OPTIONS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2002 and 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                    2002               2001
                                                    ----               ----
Significant assumptions (weighted-average):
 Risk-free interest rate at grant date               1.67%              6.00%
 Expected stock price volatility                    26.00%             50.00%
 Expected dividend payout                               -                  -
 Expected option life-years (a)                         5                  5
 (a)The expected option life is based on
    contractual expiration dates.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,525,893) and $(0.04) at December 31, 2002 and $ (5,065,718) and $(0.16) at December 31, 2001, respectively.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------

                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Ooutstanding          Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------      ---------------------    --------------    -----------   --------------

            $1.00         643,324                      5.00            $ 1.00         643,324         $ 1.00
                          -------                                                     -------
                          643,324                                                     643,324
                          =======                                                     =======

Transactions involving warrants are summarized as follows:

                                                                Number of Shares         Weighted Average
                                                                                         Price Per Share

       Outstanding at January 1, 2001                                  643,324                 $  1.00
          Granted                                                            -                       -
          Exercised                                                          -                       -
          Canceled or expired                                                -                       -
                                                                --------------          --------------
       Outstanding at December 31, 2001                                643,324                  $ 1.00
          Granted                                                            -                       -
          Exercised                                                          -                       -
          Canceled or expired                                                -                       -
                                                                --------------          --------------
       Outstanding at December 31, 2002                                643,324                  $ 1.00
                                                                ==============          ==============

The Company did not grant any warrants to non-employees during the year ended December 31, 2002 and 2001, therefore no expense was charged to operations during the two years then ended.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE L - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $9,300,000 which expire through 2022, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $3,100,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2002 are as follows:

Non Current:
  Net operating loss carryforward                             $ 3,100,000
  Valuation allowance                                          (3,100,000)
                                                              -----------
  Net deferred tax asset                                      $         -
                                                              ===========

NOTE M - LOSSES PER SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                2002                 2001
                                                ----                 ----
Loss Available to Common Shareholders          $(1,501,778)         $(4,878,533)
                                               ===========         ===========
Basic and Fully Diluted Loss Per Share         $     (0.04)         $     (0.15)
                                               ===========         ===========
Weighted Average Common Shares Outstanding      37,753,814          32,439,726
                                               ===========         ===========

NOTE N - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The company leases office spaces in Florida on a month-to-month basis. The Company's rental expense for the year ended December 31, 2002 and 2001 is $54,647 and $156,149, respectively.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with the Chief Executive Officer and President. The Agreements are generally for a term of 36 to 48 months from inception and renewable automatically from year to year unless either the Company or the individual terminates such agreement by written notice.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE N - COMMITMENTS AND CONTINGENCIES

LITIGATION

As described in Note G, the Company is in default under the terms of its Senior Convertible Note Agreements. In November 2002, a holder of Compay's Senior Convertible Notes filed a Complaint against the Company in the U.S. District Court, Southern District of New York, New York. The Complaint seeks payment of the unpaid principal, accrued interest and costs aggregating $260,000. As of December 31, 2002, the Company has recorded all unpaid principal amounts of the Senior Convertible Notes along with accrued and unpaid interest not paid in full by maturity dates. Therefore, no additional liabilities need to be recorded as a result of any final judgment that may be rendered in this matter.

In April, 2003, a former landlord filed a complaint against V-GPO, Inc. in the County Court of Dallas for Dallas County, Texas. The complaint seeks payment under remaining term of an agreement to lease certain real property in the amount of $406,000 allegedly due and unpaid, plus interests, costs and attorneys fees. The Company acknowledges that it leased the property in question, however disputes that this amount is owed. Management believe the ultimate coutcome of this matter will not have a material adverse affect on the Company's consolidated financial position or results of operations.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company incurred loses from operations of $9,385,343. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing of its products, establishing a profitable market for the Company's products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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