Form 10QSB
period 2003-03-31
V GPO  INC
filed 2003-05-21
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31,2003

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT   TO  SECTION  13 OR 15(d) OF  THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD  FROM___________ TO ____________.


                         Commission file number 0-30101

                                   V-GPO, INC
             (Exact name of registrant as specified in its charter)

                                     Florida
            (State or jurisdiction of incorporation or organization)

                                   59-1997186
                        (IRS Employer Identification No.)

             2150 Whitfield Industrial Way, Sarasota, Florida 34243
                    (Address of Principal Executive Offices)

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

     As of May 17, 2003, the Registrant had 37,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                   V-GPO, INC
                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2003


                                Table of Contents

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Consolidated Condensed Balance Sheets:
                        March 31, 2003 and December 31, 2002

                Consolidated Condensed Statements of Losses:
                        Three Months Ended March 31, 2003 and 2002

                Consolidated Condensed Statements of Cash Flows:
                        Three Months Ended March 31, 2003 and 2002

                Notes to Unaudited Consolidated Condensed Financial Statements:
                        March 31, 2003

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

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                   V-GPO, INC
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                         March 31, 2003       December 31, 2002
                                          (Unaudited)

        ASSETS

Current Assets:
  Cash                                  $      1,490          $      3,600
  Accounts Receivable, net                   534,036               358,703
  Employee Advances                           53,197                53,197
  Prepaid expenses and other                  18,949                16,774
                                        ------------          ------------
  Total Current Assets                       607,672               432,274

Property, Plant and Equipment:
  Property, Plant and Equipment               55,321                55,321
  Less:  Accumulated Depreciation             41,041                37,066
                                        ------------          ------------
                                             14,280                 18,255


Other Assets:
  Advances to Related Parties              1,314,976             1,294,865
  Software Development, less
   amortization costs, net                   540,958               579,598
                                        ------------           -----------
                                           1,855,934             1,874,463

                                        $  2,477,886          $  2,324,992
                                        ============          ============


                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                   V-GPO, INC
                CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                        March 31, 2003        December 31, 2002
                                         (Unaudited)

        LIABILITIES AND DEFICIENCY IN
         STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued
   Liabilities                          $  3,230,123          $  2,765,495
  Advances from Related Parties            1,592,968             1,559,868
  Notes Payable                            1,779,983             1,779,983
  Line of Credit                             231,250               231,250
  Software License Fees                    3,625,000             3,625,000
                                        ------------          ------------
  Total Current Liabilities               10,459,324             9,961,596

Commitments and Contingencies                      -                     -


DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred Stock, par value $ 0.001
 per share; 20,000,000 shares
 authorized

Series A Preferred Stock, par value
 $0.001 per share; 100,000 shares
 authorized; 100,000 issued at
 March 31, 2003 and December 31, 2002            100                   100

Common Stock, par value $ 0.0001
 per share; 100,000,000 shares
 authorized; 37,765,500 shares
 issued at March 31, 2003 and
 December 31, 2002, respectively               3,777                 3,777

Treasury Stock                              (242,500)              (242,500)
Additional paid in Capital                 1,987,362               1,987,362
Accumulated Deficit                       (9,730,177)             (9,385,343)
                                        ------------             ------------
Total Deficiency in Stockholders'
 Equity                                   (7,981,438)             (7,636,604)

                                        $  2,477,886            $  2,324,992
                                        ============            ============


              See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                   V-GPO, INC
                   CONSOLIDATED CONDENSED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                              Three Months Ended March 31,
                                               2003                  2002
                                               ----                  ----

Revenue:
  Consulting Income                          $  211,082          $  164,547
                                             ----------          ----------
  Total Revenue                                 211,082             164,547


Operating Expenses:
  Selling, General & Administrative             413,189             668,672
  Depreciation and Amortization
   Expense                                       42,615              59,423
                                             ----------          ----------
  Total Operating Expenses                      455,804             728,095
Loss from Operations                           (244,722)           (563,548)


Interest (Expense)                             (100,112)            (92,896)
Income taxes (benefit)                                -                    -
                                             ----------           ----------
Net Loss                                     $ (344,834)          $ (656,444)
                                             ==========           ==========

Loss per common share (basic and
 assuming dilution)                          $    (0.01)          $    (0.02)
                                             ==========           ==========
Weighted average shares outstanding
 Basic and diluted                           37,765,500           40,765,500


                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                   V-GPO, INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months Ended March 31,
                                               2003                  2002
                                               ----                  ----

Cash flows from operating activities:
  Net loss from operating activities          $ (344,834)        $ (656,444)
  Adjustments to reconcile net income
   to net cash:
  Depreciation and amortization                   42,615             59,423
  Treasury stock assumed in connection
   with merger with Epicure                            -           (242,500)
  Common stock issued in connection
   with merger with Epicure                            -            266,563
  Change in:
    Accounts receivable                         (175,333)                 -
    Prepaid expenses and other assets             (2,175)                 -
    Advances to related parties                  (20,111)           (82,252)
    Accounts payable and accrued expenses        464,628            530,070
                                              ----------         ----------
Net cash used in operating activities            (35,210)          (125,140)

Cash flows from investing activities:                  -                  -

Cash flows from financing activities:
  Advances from related parties                   33,100             93,689
  Proceeds from line of credit, net
   of costs                                            -             35,000
                                              ----------         ----------
Net cash provided by financing activities         33,100            128,689

Net increase (decrease) in cash and cash
 equivalents                                      (2,110)            3,549

Cash and cash equivalents at January 1             3,600               200
                                              ----------        ----------
Cash and cash equivalents at March 31         $    1,490        $    3,749
                                              ==========        ==========


                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                   V-GPO, INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              Three Months Ended March 31,
                                               2003               2002
                                               ----               ----

Supplemental Information:
  Cash paid during the year for
   interest                                   $        -         $        -
  Cash paid during the year for
   income taxes                                        -                  -
  Acquisition of Epicure:
    Assets acquired                                    -                  -
    Organization costs                                 -             36,006
    Treasury stock acquired                            -            242,500
    Liabilities assumed                                -            (11,943)
    Common Stock Issued                                -           (266,563)
                                              ----------           ---------
    Net Cash paid for acquisition             $        -           $       -
                                              ==========           =========


                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                   V-GPO, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

RECLASSIFICATION

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

BASIS OF PRESENTATION

V-GPO, Inc. (the "Company" or "VGPO") is engaged in the business of owning, operating, and/or managing non-urban healthcare facilities in the Southwestern United States. Prior to November 2002, the Company also acted as a business solutions organization providing software business intelligence tools for supply chain management excellence in healthcare. The Company was formed on May 4, 2000 under the laws of the State of Delaware.

On January 1, 2002, the Company entered into an Agreement and Plan of Merger ("Agreement") with Epicure Investments, Inc. ("Epicure"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the State of Florida. As a result of the acquisition, the Company is the surviving entity and Epicure is the acquiring entity. As a part of the merger, Epicure changed its name to V-GPO, Inc. (see Note B).

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

STOCK BASED COMPENSATION

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                           For the three months ended March 31,
                                             2003                       2002
                                             ----                       ----
Net loss - as reported                      $ (344,834)            $ (656,444)
Add: Total stock based employee
 compensation expense as reported under
 intrinsic value method (APB. No. 25)                -                      -
Deduct: Total stock based employee
 compensation expense as reported under
 fair value based method (SFAS No. 123)         (8,990)                (6,029)
                                            ----------              ----------
Net loss - Pro Forma                        $ (353,824)            $ (662,473)
Net loss attributable to common
 stockholders - Pro forma                   $ (353,824)            $ (662,473)
Basic (and assuming dilution)
 loss per share - as reported               $    (0.01)            $    (0.02)
Basic (and assuming dilution)
 loss per share - Pro forma                 $    (0.01)            $    (0.02)


NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE B- MERGER WITH EPICURE INVESTMENTS, INC.

On January 1, 2002, the Company completed an Agreement and Plan of Merger ("Agreement") with Epicure Investments, Inc. ("Epicure"), an inactive publicly registered shell corporation with no significant assets or operations organized under the laws of the State of Florida. As a result of the acquisition, there was a change in control of the public entity. As a part of the merger, Epicure changed its name to V-GPO, Inc.

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by V-GPO stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock and a like number of shares of preferred stock options and warrants of Epicure. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon management's estimate of the fair value of V-GPO, Inc.'s common stock of $0.06 per share. In accordance with SOP 98-5, the Company has expensed in the current period as organization costs the $ 36,006.

The total consideration paid was $36,006 and the significant components of the transaction are as follows:

        Common stock issued                                   $ 266,564
       Treasury stock acquired, at cost                        (242,500)
       Excess of liabilities assumed
        over assets acquired                                     11,942
                                                              ----------
       Total consideration paid                               $   36,006
                                                              ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

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

OVERVIEW

V-GPO owns/operates and/or manages healthcare facilities through its wholly-owned subsidiary International Healthcare Investments, Ltd., Inc. ("IHI"). Prior to November 2002 V-GPO also provided a software based purchasing solution that enabled businesses to optimize their supply contracts using a sophisticated rules database that allowed them to manage by exception. V-GPO discontinued these supply chain management and on-line vending activities in November 2002.

Although, V-GPO has experienced growth in revenues since the inception of operations in 1998, the Company has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Company will sustain revenue growth or achieve profitability.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues

The Company's revenues increased $46,535 to $211,082 during the first quarter of 2003 as compared to $164,547 during the first three months in 2002, an increase of 28.3%. The increase is attributable to rendering services in regards to ownership, management and/or operation of healthcare facilities in 2003.

Costs and Expenses

The Company's costs and expenses decrease from $820,991 during the quarter ended March 31, 2002 to $555,916 during the first quarter of 2003. General and administrative expenses decreased $668,762 to $413,189 during the quarter. The decrease is attributed to a shift in business to concentrate on the facilities operations business and therefore cutting healthcare personnel from the operations due to lack of capital funding.

During the three months ended March 31, 2003 the Company incurred $100,112 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had a deficit in working capital of $9,851,652 compared to a deficit in working capital of $9,529,322 at December 31, 2002, a decrease in working capital of $322,330. The decrease in working capital was substantially due to the increase in obligations to vendors of the Company at March 31, 2003 as compared to December 31, 2002.

As a result of the Company's operating loss of $344,834 during the three months ended March 31, 2003, the Company generated cash flow deficit of $35,210 from operating activities. This deficit was partially offset of advances from related parties of $33,100.

While the Company has raised capital to meet its working capital requirements, additional financing is required in order to meet our current and projected cash flow deficits from operations and development and complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

In prior periods, the Company has borrowed funds from significant shareholders of the Company to satisfy certain obligations.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in Europe and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES


(a)  Evaluation of Disclosure Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date").

     Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)  Changes in Internal Controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IS SECURITIES AND USE OF PROCEEDS

         (a)    None
         (b)    None
         (c)    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         99.1   Certification  of  Norman  R.  Dobiesz   pursuant  to  18 U.S.C.
                Section  1350  as  adopted   pursuant  to  Section  906  of  the
                Sarbanes-Oxley Act of 2002 (filed herewith).

         99.2   Certification  of  Samuel  A.  Greco    pursuant   to  18 U.S.C.
                Section  1350  as  adopted   pursuant  to  Section  906  of  the
                Sarbanes-Oxley Act of 2002 (filed herewith).

         (b)    Reports on Form 8-K

                  None


SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-GPO, Inc.
                                        (Registrant)

Date: May 21, 2003                      By: /s/ Norman R. Dobiesz



                                        Norman R. Dobiesz
                                        Chairman and Chief Executive Officer

                                 CERTIFICATION


I, Norman R. Dobiesz, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of V-GPO, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

                                        /s/ Norman R. Dobiesz


                                        Norman R. Dobiesz
                                        Chief Executive Officer

                                 CERTIFICATION


I, Samuel A. Greco, President and Chief Operating Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of V-GPO, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003

                                        /s/ Samuel A. Greco


                                        Samuel A. Greco
                                        President and Chief Operating Officer