Form 10QSB
period 2003-06-30
V GPO  INC
filed 2003-08-11
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                         Commission file number 0-30101

                                   V-GPO, INC
                                   ----------
             (Exact name of registrant as specified in its charter)

                                     FLORIDA
                                     -------
            (State or jurisdiction of incorporation or organization)

                                   59-1997186
                                   ----------
                       (IRS Employer Identification No.)

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

     As of July 23, 2003, the Registrant had 37,765,500 shares of common stock issued and outstanding.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    V-GPO, INC

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2003

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed  Consolidated  Balance  Sheets:  June 30, 2003 and
                    December 31, 2002

                  Condensed  Consolidated  Statements of Losses: Three and Six
                    Months Ended June 30, 2003 and 2002

                  Condensed Consolidated  Statements of Cash Flows: Six Months
                    Ended June 30, 2003 and 2002

                  Notes  to   Unaudited   Condensed   Consolidated   Financial
                    Statements: June 30, 2003

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                   V-GPO, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         June 30, 2003      December 31, 2002
                                         -------------      -----------------
                                          (Unaudited)
        ASSETS

Current Assets:
  Cash and Cash Equivalents              $      2,131       $      3,600
  Accounts Receivable                         629,703            358,703
  Employee Advances                            52,570             53,197
  Prepaid Expenses and Other                   16,774             16,774
                                         ------------       ------------
Total Current Assets                          701,178            432,274

Property, Plant and Equipment:
  Property, Plant and Equipment                55,129             55,321
  Less:  Accumulated Depreciation              45,016             37,065
                                         ------------       ------------
                                               10,113             18,256

Other Assets:
  Advances to Related Parties               1,336,040          1,294,865
  Software Development, net of
   accumulated amortization                   502,318            579,598
                                         ------------       ------------

                                            1,838,358          1,874,463

                                         $  2,549,649       $  2,324,992
                                         ============       ============


               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                                   V-GPO, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                         June 30, 2003      December 31, 2002
                                         -------------      -----------------
                                          (Unaudited)

        LIABILITIES AND DEFICIENCY IN
         STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued
   Liabilities                          $  3,584,630        $  2,765,495
  Advances from Related Parties            1,643,780           1,559,868
  Notes Payable                            1,779,983           1,779,983
  Line of Credit                             231,250             231,250
  Software License Fees                    3,625,000           3,625,000
                                        ------------        ------------
Total Current Liabilities                 10,864,643           9,961,596

Commitments and Contingencies                      -                   -


        DEFICIENCY IN STOCKHOLDERS'
         EQUITY

Preferred Stock, par value $ 0.001
 per share; 20,000,000 shares
 authorized

Series A Preferred Stock, par value
 $ 0.001 per share; 100,000 shares
 authorized; 100,000 shares issued at
 June 30, 2003 and December 31, 2002             100                 100

Common Stock, par value $ 0.0001 per
 share; 100,000,000 shares authorized;
 37,765,500 shares issued at June 30,
 2003 and December 31, 2002                    3,777               3,777

Treasury Stock                              (242,500)           (242,500)
Additional paid in Capital                 1,987,362           1,987,362
Accumulated Deficit                      (10,063,733)         (9,385,343)
                                        ------------        ------------

Total Deficiency in Stockholders'
 Equity                                   (8,314,994)         (7,636,604)

                                        $  2,549,649        $  2,324,992
                                        ============        ============


                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                                   V-GPO, INC
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                         Three Months Ended June 30,  Six Months Ended June 30,
                               2003            2002       2003            2002
                               ----            ----       ----            ----

Revenue
  Consulting Income        $  159,999   $  174,861     $  371,081   $  339,408
                           ----------   ----------     ----------   ----------
Total Revenue                 159,999      174,861        371,081      339,408

Operating Expenses
  Selling, General and
   Administrative             350,864      606,521        764,051    1,275,192
  Depreciation and
   Amortization Expenses       42,615       58,827         85,230      118,250
                           ----------   ----------     ----------   ----------
Total Operating Expenses      393,479      665,348        849,281    1,393,442

Loss from Operations         (233,480)    (490,487)      (478,200)  (1,054,034)

Interest Income (Expense)    (100,077)    (102,297)      (200,189)    (195,193)
Income (Taxes) Benefit              -            -              -            -
                           ----------   ----------     ----------   ----------
Net Loss                   $ (333,557)  $ (592,784)    $ (678,389) $(1,249,227)
                           ==========   ==========     ==========  ===========

Loss per common share
 (basic and assuming
 dilution)                 $    (0.01)  $    (0.01)    $    (0.02) $    (0.03)
                           ==========   ==========     ==========  ==========

Weighted average shares
 outstanding
 Basic and diluted         37,765,500   40,765,500     37,765,500  40,741,934


                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                                   V-GPO, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months Ended June 30,
                                                     2003               2002
                                                     ----               ----

Cash flows from operating
  activities:
  Net loss from operating
   activities                                    $  (678,389)      $(1,249,227)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                      85,230           118,250
   Common stock issued in connection
    with merger                                            -            24,063
  (Increase) decrease in:
   Accounts receivable                             (271,000)         (155,723)
   Prepaid expenses and other assets                       -             9,936
   Advances to employees                                 627                 -
  Increase (decrease) in:
   Accounts payable and accrued
    liabilities                                      819,135         1,049,899
                                                  ----------        ----------
Net cash (used in) operating activities              (44,397)         (202,802)

Cash flows used in investing activities:
  Capital (expenditures), and reversal of
   erroneous record in prior year                        192              (192)
                                                  ----------        ----------
Net cash provided by (used in) investing
 activities                                              192              (192)

Cash flows from financing activities:
  Proceeds from LOC, net of costs                          -            35,000
  Advances to related parties                        (41,175)         (107,264)
  Advances from related parties                       83,912           323,520
  Repayment of advances from related
   parties                                                 -           (46,347)
                                                  ----------        ----------
Net cash provided by financing activities             42,737           204,909

Net increase (decrease) in cash and cash
 equivalents                                          (1,468)            1,915

Cash and cash equivalents at beginning
 of the period                                         3,600               200
                                                  ----------        ----------
Cash and cash equivalents at end of the
 period                                           $    2,132        $    2,115
                                                  ==========        ==========

Supplemental Information:
  Cash paid during the year for interest          $        -        $        -
  Cash paid during the year for income
   taxes                                                   -                 -
  Acquisition:
    Assets acquired                                        -                 -
    Organizational costs                                   -            36,006
    Treasury stock acquired                                -           242,500
    Liabilities assumed                                    -           (11,943)
    Common stock issued                                    -          (266,563)
                                                  ----------         ---------
Net cash paid for acquisition                     $        -         $       -
                                                  ==========         =========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                                   V-GPO, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Reclassification

     Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Basis of Presentation

     V-GPO, Inc. (the "Company" or "V-GPO") is engaged in the business of owning, operating, and/or managing non-urban healthcare facilities in the Southwestern United States of America. Prior to November 2002, the Company also acted as a business solutions organization providing software business intelligence tools for supply chain management excellence in healthcare. The Company was formed on May 4, 2000 under the laws of the State of Delaware.

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

     In  April  2002,   the  Company   incorporated   International   Healthcare
Investments,   Ltd.,  Inc.  ("IHI")  to  own/operate   and/or  manage  non-urban
healthcare facilities operations in the Southwestern United States of America.

     The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, International Healthcare Investments, Ltd., Inc. Significant intercompany transactions have been eliminated in consolidation.

Stock Based Compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the quarter ended June 30, 2003.

                                   V-GPO, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

     Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                      For the three months ended     For the six months ended
                      --------------------------     ------------------------
                                June 30                        June 30
                                -------                        -------
                         2003              2002        2003              2002
                         ----              ----        ----              ----
Net loss - as reported   $ (333,557)  $ (592,784)     $ (678,389)  $(1,249,227)
Add: Total stock based
 employee compensation
 expense as reported
 under intrinsic value
 method (APB. No. 25)             -            -               -            -
Deduct: Total stock
 based employee
 compensation expense
 as reported under fair
 value based method
 (SFAS No. 123)             (11,398)      (6,029)        (20,388)    (12,058)
                         ----------    ---------      ----------   ----------
Net loss - Pro Forma     $ (344,955)    (598,813)     $ (698,777)  $(1,261,285)
Net loss attributable
 to common stockholders
 - Pro forma             $ (344,955)  $ (598,813)     $ (698,777)  $(1,261,285)
Basic (and assuming
 dilution) loss per
 share - as reported     $   (0.01)   $    (0.01)     $    (0.02)  $     (0.03)
Basic (and assuming
 dilution) loss per
 share - Pro forma       $   (0.01)   $    (0.01)     $    (0.02)  $     (0.03)


New Accounting Pronouncements

     In April 2003, the FASB issued Statement of Financial  Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.


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

     Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by V-GPO stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon management's estimate of the fair value of V-GPO, Inc.'s common stock of $0.06 per share. In accordance with SOP 98-5, the Company has expensed $36,006 in the current period as organization costs.

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
                                                            ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2003 and 2002

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the
Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company will be achieved.

Overview

     V-GPO, Inc. owns/operates and/or manages healthcare facilities through its wholly-owned subsidiary International Healthcare Investments, Ltd., Inc. ("IHI"). Prior to November 2002, V-GPO engaged in b2b online vending and supply chain management activities through a purchasing solution that enabled businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. V-GPO discontinued these supply chain management and on-line vending activities in November 2002.

     Although, V-GPO has experienced growth in revenues since the inception of operations in 1998, the Company has experienced losses in each year of its operations, and there can be no assurance that in the future, the Company will sustain revenue growth or achieve profitability.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues

     The Company's revenues decreased $14,862 to $159,999 during the three months ended June 20, 2003 as compared to $174,861 during the same period in 2002, a decrease of 8.49%. This decrease is attributable to a slight decrease in rendering services in connection with the management and/or operation of healthcare facilities in 2003.

Costs and Expenses

     The Company's costs and expenses decrease from $665,348 during the three months ended June 30, 2002 to $393,479 during the same period in 2003. General and administrative expenses decreased $255,657 from $606,521 during the three months ended June 30, 2002 to $350,864 during the same period in 2003. The decrease is attributed to a shift in business to concentrate on the facilities operations business and therefore cutting healthcare personnel from the operations due to lack of capital funding. During the three months ended June 30, 2003 the Company incurred $100,077 of interest expense associated with previously incurred debt.


SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues

     The Company's revenues increased $31,673 to $371,081 during the six months ended June 30, 2003 as compared to $339,408 during the same period in 2002, an increase of 9.33%. This increase is attributable to an increase in rendering services in connection with the management and/or operation of healthcare facilities in 2003.

Costs and Expenses

     The Company's costs and expenses decrease from $1,393,442 during the six months ended June 30, 2002 to $849,281 during the same period in 2003. General and administrative expenses decreased $511,141 from $1,275,192 during the six months ended June 30, 2002 to $764,051 during the same period in 2003. The decrease is attributed to a shift in business to concentrate on the facilities operations business and therefore cutting healthcare personnel from the operations due to lack of capital funding. During the six months ended June 30, 2003 the Company incurred $200,189 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company had a deficit in working capital of $10,163,465 compared to a deficit in working capital of $9,529,322 at December 31, 2002, a decrease in working capital of $634,143. The decrease in working capital was substantially due to the increase in obligations to vendors of the Company at June 30, 2003 as compared to December 31, 2002.

     As a result of the Company's operating loss of $678,389 during the six months ended June 30, 2003, the Company generated cash flow deficit of $44,397 from operating activities. This deficit was partially offset by advances from related parties of $83,912.

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

     As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

     The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in Florida and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

     The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern

Item 3. Controls and Procedures

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     1. In April, 2003, a Dallas, Texas Court entered an Interlocutory Judgment Order for $406,000 in favor of the Landlord of space formerly leased by the Company in Dallas, Texas for rent allegedly due and unpaid. The Court has now entered Final Judgment against the Company in the matter for a total of $479,000. The Company anticipates filing a Notice of Appeal and/or making an application to vacate the Final Judgment.

     2. Please refer to the Company's 2002 Annual Report on Form 10-KSB for information on other litigation pending against the Company.

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

                                    V-GPO, Inc.
                                    (Registrant)

Date: August 6, 2003                By: /S/ NORMAN R. DOBIESZ
                                      --------------------------
                                            Norman R. Dobiesz
                                            Chairman and Chief Executive Officer

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

Date: August 6, 2003

                                        /S/ NORMAN R. DOBIESZ
                                        --------------------
                                        Norman R. Dobiesz
                                        Chief Executive Officer

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

Date: August 6, 2003

                                        /S/ SAMUEL A. GRECO
                                        -------------------
                                        Samuel A. Greco
                                        President and Chief Operating Officer