Form 10QSB
period 2003-09-30
V GPO  INC
filed 2003-11-05
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

     As of October 23, 2003, the Registrant had 37,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                   V-GPO, INC

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2003

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                   September 30, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Losses:
                   Three and Nine Months Ended September 30, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows:
                   Nine Months Ended September 30, 2003 and 2002

                  Notes  to   Unaudited   Condensed   Consolidated   Financial
                   Statements: September 30, 2003

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                   V-GPO, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             (Unaudited)          (Audited)
ASSETS                                   September 30, 2003   December 31, 2002
                                         ------------------   -----------------
Current Assets:
Cash and Equivalents                     $      2,304         $      3,600
Accounts Receivable, net                      783,036              358,703
Employee Advances                              52,570               53,197
Prepaid Expenses and Other                     91,774               16,774
                                         ------------         ------------
Total Current Assets                          929,684              432,274

Property, Plant and Equipment:
Property, Plant and Equipment                  55,129               55,321
Less: Accumulated  Depreciation                48,991               37,066
                                         ------------         ------------
                                                6,138               18,255

Other Assets:
Advances to Related Parties                 1,340,764            1,294,865
Software Development, less
 amortization costs, net                      463,678              579,598
                                         ------------         ------------
                                            1,804,442            1,874,463

Total Assets                             $  2,740,264         $  2,324,992
                                         ============         ============

LIABILITIES AND DEFICIENCY IN
 STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued
 Liabilities                             $  4,085,968         $  2,765,495
Advances from Related Parties               1,679,141            1,559,868
Other Advances                                 80,500                    -
Notes Payable                               1,779,983            1,779,983
Line of Credit                                231,250              231,250
License Fees Due FSS, current portion       3,625,000            3,625,000
                                         ------------         ------------
Total Current Liabilities                  11,481,842            9,961,596

Commitments and Contingencies                       -                    -

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, par value $ 0.001
 per share; 20,000,000 shares
 authorized:
Series A Preferred Stock, par value
 $0.001 per share; 100,000 shares
 authorized and issued at September
 30, 2003 and December 31, 2002                   100                  100
Common Stock, par value $ 0.0001 per
 share; 100,000,000 shares authorized;
 37,765,500 shares issued at September
 30, 2003 and December 31, 2002                 3,777                3,777
Treasury Stock                               (242,500)            (242,500)
Additional paid-in Capital                  1,987,362            1,987,362
Accumulated Deficit                       (10,490,317)          (9,385,343)
                                         ------------         ------------
Deficiency in Stockholders' Equity         (8,741,578)          (7,636,604)

                                         $  2,740,264         $  2,324,992
                                         ============         ============

               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                                   V-GPO, INC
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

              Three Months Ended September 30,   Nine Months Ended September 30,
                         2003             2002             2003            2002
                         ----             ----             ----            ----

Revenue
Consulting Income   $   159,999      $   409,668     $   531,080    $   749,076
                    -----------      -----------     -----------    -----------
                        159,999          409,668         531,080        749,076

Operating Expenses
 Selling, General
 and Administrative     443,925          583,239       1,207,976      1,858,432
 Depreciation and
  Amortization
  Expenses               42,615           43,427         127,845        161,677
                    -----------      -----------     -----------    -----------
Total Operating
 Expenses               486,540          626,666       1,335,821      2,020,109
Loss from
 Operations            (326,541)        (216,998)       (804,741)    (1,271,033)

Interest (Expense)     (100,044)         (93,197)       (300,233)      (288,390)
Other Income
(Expense)                     -          250,000               -        250,000
Income taxes
(Benefit)                     -                -               -              -
                    -----------      -----------     -----------    -----------
Net Loss            $  (426,585)     $   (60,195)    $(1,104,974)   $(1,309,423)
                    ===========      ===========     ===========    ===========

Loss per common
 share (basic and
 assuming dilution) $     (0.01)     $      0.00     $     (0.03)   $     (0.03)
                    ===========      ===========     ===========    ===========
Weighted average
 shares outstanding
 Basic and
 diluted             37,765,500       40,765,500       37,765,500    40,749,875

                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                   V-GPO, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                          Nine Months Ended September 30,
                                            2003                   2002
                                            ----                   ----

Cash flows from operating activities:
Net loss from operating activities      $   (1,104,974)           $  (1,309,423)
Adjustments to reconcile net loss to
 net cash (used in) operating
 activities:
Depreciation and amortization                  127,845                  161,677
Common stock issued in connection with
 merger                                              -                   24,063
Other income in connection with
 cancellation of Software Sale
 Agreement                                           -                 (250,000)
Write-off of property and equipment                192                        -
(Increase) decrease in:
Accounts receivable                           (424,333)                (281,294)
Prepaid expenses and other assets              (75,000)                  (5,091)
Advances to employees                              627                       18
Increase (decrease) in:
Accounts payable and accrued liabilities     1,320,473                1,600,965
                                          ------------             ------------
Net cash (used in) operating activities       (155,170)                 (59,085)

Cash flows from investing activities:
Capital expenditures                                 -                  (11,441)
                                          ------------             ------------
Net cash (used in) investing activities              -                  (11,441)

Cash flows from financing activities:
Proceeds from LOC, net of costs                      -                   46,250
Other Advances                                  80,500                        -
Advances to related parties                    (45,899)                (275,471)
Advances from related parties                  119,273                  363,515
Repayment of advances from related parties           -                  (46,347)
                                          ------------             ------------
Net cash provided by financing activities      153,874                   87,947

Net increase (decrease) in cash and
 cash equivalents                               (1,296)                  17,421
Cash and cash equivalents at beginning
 of the period                                   3,600                      200
                                          ------------             ------------
Cash and cash equivalents at end of
 the period                               $      2,304             $     17,621
                                          ============             ============

Supplemental Information:
Cash paid during the year for interest    $          -             $          -
Cash paid during the year for income
 taxes                                               -                        -
Acquisition:
Assets acquired                                      -                        -
Organizational costs                                 -                   36,006
Treasury stock acquired                              -                  242,500
Liabilities assumed                                  -                  (11,943)
Common stock issued                                  -                 (266,563)
                                          ------------             ------------
Net cash paid for acquisition             $          -             $          -
                                          ============             ============

                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                   V-GPO, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                                   V-GPO, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                       For the Three Months Ended     For the Nine Months Ended
                      ---------------------------     -------------------------
                             September 30                    September 30
                             ------------                    ------------
                         2003             2002         2003              2002
                         ----             ----         ----              ----
Net loss - as reported  $ (426,585)   $ (60,195)     $ (1,104,974) $ (1,309,423)
Add: Total stock based
 employee compensation
 expense as reported
 under intrinsic value
 method (APB. No. 25)            -            -                 -             -
Deduct: Total stock
 based employee
 compensation expense
 as reported under fair
 value based method
 (SFAS No. 123)               (456)      (6,029)          (20,843)      (18,087)
                        ----------   ----------      ------------  ------------
Net loss - Pro Forma    $ (427,041)  $  (66,224)     $ (1,125,817) $ (1,327,510)
Net loss attributable
 to common stockholders-
 Pro forma              $ (427,041)  $  (66,224)     $ (1,125,817) $ (1,327,510)
Basic (and assuming
 dilution) loss per
 share- as reported     $    (0.01)  $    (0.00)     $      (0.03) $      (0.03)
Basic (and assuming
 dilution) loss per
 share-  Pro forma      $    (0.01)  $    (0.00)     $      (0.03) $      (0.03)

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

                                   V-GPO, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE B- MERGER WITH EPICURE INVESTMENTS, INC. (Continued)

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by VGPO stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon management's estimate of the fair value of V-GPO, Inc.'s common stock of $0.06 per share. In accordance with SOP 98-5, the Company has expensed $36,006 in the period as organization costs.

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
                                                                  =========

NOTE C - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of September 30, 2003 and December 31, 2002, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of September 30, 2003 and December 31, 2002, the Company has 37,765,500 shares of common stock issued and outstanding.

In December 2001, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Southward Investments, LLC. In connection with the Purchase Agreement, 3,000,000 shares of the Company's restricted common stock were issued to Southward Investments, LLC at approximately $0.83 per share in exchange for a subscription receivable aggregating $2,500,000. As of December 31, 2002, the Company did not receive any proceeds from the stock subscription and, accordingly the 3,000,000 shares of restricted common stock were cancelled along with the related $2,500,000 stock subscription.

                                   V-GPO, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE C - CAPITAL STOCK (Continued)

In January 2002, the Company completed an Agreement and Plan of Merger ("Agreement") with Epicure Investments, Inc. (see Note B). Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by Company stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock and a like number of shares of preferred stock, options and warrants. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon management's estimate of the fair value of the Company's common stock of approximately $0.06 per share, or a total of $266,564. Subsequent to the date of the merger, Epicure changed its name to V-GPO, Inc. In connection with the merger, the Company also assumed 1,416,667 shares of common stock held in treasury, at Epicure's historical cost of $242,500.

NOTE D - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                Options Outstanding                Options Exercisable
                -------------------                -------------------
                        Weighted Average    Weighted                  Weighted
                        Remaining           Average                   Average
Exercise  Number        Contractual         Exercise    Number        Exercise
Prices    Outstanding   Life (Years)        Price       Exercisable   Price
--------  -----------   -----------         --------    -----------   --------
$   0.25      250,000          0.50         $   0.25        225,000   $   0.25

Transactions involving stock options issued to employees are summarized as follows:

                                                        Weighted Average
                                Number of Shares        Price Per Share
                                ----------------        ----------------


Outstanding at January 1, 2001           250,000              $     0.25
 Granted                                       -                       -
 Exercised                                     -                       -
 Canceled or expired                           -                       -
                                      ----------              ----------
Outstanding at December 31, 2001         250,000                    0.25
 Granted                                       -                       -
 Exercised                                     -                       -
 Canceled or expired                           -                       -
                                      ----------              ----------
Outstanding at December 31, 2002         250,000              $     0.25
                                      ==========              ==========
 Granted                                       -                       -
 Exercised                                     -                       -
 Canceled or expired                           -                       -
                                      ----------              ----------
Outstanding at September 30, 2003        250,000              $     0.25
                                      ==========              ==========

                                   V-GPO, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                         2003          2002
                                                         ----          ----
       Significant assumptions (weighted-average):
        Risk-free interest rate at grant date             1.17%         1.67%
        Expected stock price volatility                  26%           26%
        Expected dividend payout                          -             -
        Expected option life-years (a)                    5             5
         (a) The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,125,817) and $(0.03) at September 30, 2003 and $(1,327,510) and $(0.03) at September 30, 2002, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.


                Warrants Outstanding               Warrants Exercisable
                --------------------               --------------------
                        Weighted Average    Weighted                  Weighted
                        Remaining           Average                   Average
Exercise  Number        Contractual         Exercise    Number        Exercise
Prices    Outstanding   Life (Years)        Price       Exercisable   Price
--------  -----------   -----------         --------    -----------   --------
$   1.00      643,324          4.25         $   1.00        643,324   $   1.00
              -------                                       -------
              643,324                                       643,324
              =======                                       =======

Transactions involving warrants are summarized as follows:


                                                        Weighted Average
                                Number of Shares        Price Per Share
                                ----------------        ----------------
Outstanding at January 1, 2001           643,324              $     1.00
 Granted                                       -                       -
 Exercised                                     -                       -
 Canceled or expired                           -                       -
                                      ----------              ----------
Outstanding at December 31, 2001         643,324              $     1.00
 Granted                                       -                       -
 Exercised                                     -                       -
 Canceled or expired                           -                       -
                                     -----------              ----------
Outstanding at December 31, 2002         643,324              $     1.00
                                     ===========              ==========
 Granted                                       -                       -
 Exercised                                     -                       -
 Canceled or expired                           -                       -
                                     -----------              ----------
Outstanding at September 30, 2003        643,324              $     1.00
                                     ===========              ==========

                                   V-GPO, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

The Company did not grant any warrants to non-employees during the period ended September 30, 2003 and 2002, therefore no expense was charged to operations during the periods then ended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 30, 2003 and 2002

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

OVERVIEW

V-GPO,  Inc.  owns/operates  and/or manages  healthcare  facilities  through its wholly-owned subsidiary International Healthcare Investments, Ltd., Inc. ("IHI"). Prior to November 2002, V-GPO engaged in b2b online vending and supply chain management solutions through a purchasing solution that enabled businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. V-GPO discontinued these supply chain management and on-line vending activities in November 2002.

Although, V-GPO has experienced growth in revenues since the inception of operations in 1998, the Company has experienced losses in each year of its operations, and there can be no assurance that in the future, the Company will sustain revenue growth or achieve profitability.

Three Months Ended September 30, 2003 and 2002

Revenues

The Company's revenues decreased $249,669 to $159,999 during the three months ended September 30, 2003 as compared to $409,668 during the same period in 2002, a decrease of 60.94%. This is attributable to a decrease in rendering services in connection with the management and/or operation of healthcare facilities in 2003.

                                   V-GPO, INC

Costs and Expenses

The Company's costs and expenses decreased from $626,666 during the three months ended September 30, 2002 to $486,540 during the same period in 2003. General and administrative expenses decreased $139,314 from $583,239 during the three months ended September 30, 2002 to $443,925 during the same period in 2003. The decrease is attributed to a shift in business to concentrate on the facilities operations business and therefore cutting healthcare personnel from the operations.

During the three months ended September 30, 2003 the Company incurred $100,044 of interest expense associated with previously incurred debt.

Nine Months Ended September 30, 2003 and 2002

Revenues

The Company's revenues decreased $217,996 to $531,080 during the nine months ended September 30, 2003 as compared to $749,076 during the same period in 2002, a decrease of 29.10%. This is attributable to a decrease in rendering services in connection with the management and/or operation of healthcare facilities in 2003.

Costs and Expenses

The Company's costs and expenses decrease from $2,020,109 during the nine months ended September 30, 2002 to $1,335,821 during the same period in 2003. General and administrative expenses decreased $650,456 from $1,858,432 during the nine months ended September 30, 2002 to $1,207,976 during the same period in 2003. The decrease is attributed to a shift in business to concentrate on the facilities operations business and therefore cutting healthcare personnel from the operations due to lack of capital funding.

During the nine months ended September 30, 2003 the Company incurred $300,233 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had a deficit in working capital of $10,552,158 compared to a deficit in working capital of $9,529,322 at December 31, 2002, a decrease in working capital of $1,022,836. The decrease in working capital was substantially due to the increase in obligations to vendors of the Company at September 30, 2003 as compared to December 31, 2002.

As a result of the Company's operating loss of $1,104,974 during the nine months ended September 30, 2003, the Company generated cash flow deficit of $155,170 from operating activities. This deficit was partially offset by advances from related parties of $73,374 (net of repayments to related parties of $45,899) and other advances of $80,500.

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

                                   V-GPO, INC

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

                                   V-GPO, INC

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     1. In April, 2003, the Dallas, Texas Court entered an Interlocutory Judgment Order in the matter against the Company for $406,000 in favor of the Landlord of space formerly leased by the Company in Dallas, Texas for rent allegedly due and unpaid. The court has now entered Final Judgment against the Company for a total of $479,000. The Company expects to file a Notice of Appeal and/or make application to vacate the Final Judgment.

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

                                   V-GPO, INC

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  V-GPO, Inc.
                                  (Registrant)

Date: November 3, 2003            By: /s/ NORMAN R. DOBIESZ
                                      --------------------------
                                          Norman R. Dobiesz
                                          Chairman and Chief Executive Officer

                                   V-GPO, INC

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

Date: November 3, 2003

                                   /s/ NORMAN R. DOBIESZ
                                    --------------------
                                       Norman R. Dobiesz
                                       Chief Executive Officer

                                   V-GPO, INC

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

Date: November 3, 2003

                                     /s/ SAMUEL A. GRECO
                                      ------------------
                                         Samuel A. Greco
                                         President and Chief Operating Officer