Form 10KSB
period 2003-12-31
V GPO  INC
filed 2004-03-30
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB, [X].

Issuer's revenues for its most recent fiscal year: $ 590,229.

The aggregate market value (closing sale price) on the OTC Bulletin Board of the Registrant's Common Stock held by non-affiliates at March 25, 2004, was approximately $12,781,000. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 25, 2004, 37,765,500 shares of the Registrant's common stock, par value $.0001, were issued and outstanding.

Exhibit Index appears on pages 18-20.

                                TABLE OF CONTENTS

                                                                        PAGE
 PART I

      Item 1    Business                                                   4

      Item 2    Property                                                   6

      Item 3    Legal Proceedings                                          6

      Item 4    Submission of Matters to a Vote of
                Security Holders                                           6

 PART II

      Item 5    Market for Common Equity and Related
                Stockholder Matters                                      7-8

      Item 6    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              8-12

      Item 7    Financial Statements and Schedule                         12

      Item 8    Changes in and Disagreements with
                Accountants on Accounting and Financial
                Disclosure                                                12

      Item 8A   Controls and Procedures                                   13

 PART III

      Item 9    Directors and Executive Officers of the
                Registrant                                             13-14

      Item 10   Executive Compensation                                 14-17

      Item 11   Security Ownership of Certain Beneficial
                Owners and Management                                     17

      Item 12   Certain Relationships and Related
                Transactions                                              18

      Item 13   Exhibits, Financial Statements, Schedules,
                and Reports on Form 10-KSB                             18-20

      Item 14   Principal Accountant Fees and Services                    20

 SIGNATURES                                                               26

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

     From 1990 to the effective date of the Merger, the Company had no operations, but maintained its legal existence with a view to its subsequent combination with a private corporation actively engaged in a business. The Company therefore had no revenues from operations nor conducted any operating activities from October, 1990 until consummating the Merger. Effective January 1, 2002, the Company, as the surviving corporation in the Merger, succeeded to the business of V-GPO Delaware, which was a supply chain management consulting and B-2-B commerce corporation servicing the healthcare industry. V-GPO Delaware was incorporated in May 2000 and was the successor as a result of a re-incorporation merger with IHI Associates, Inc., a Florida corporation, which commenced operations in November 1997.

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

THE BUSINESS OF V-GPO

     Cessation of Supply Chain Management and B-2-B Activities. V-GPO Delaware was a supply chain management consulting and B-2-B e-commerce corporation servicing the healthcare industry, including hospitals, general purchasing organizations, clinics, mail order pharmacies, etc., that marketed and licensed software products developed exclusively for V-GPO Delaware by its affiliate Florida Software Systems, Inc. and its affiliates which own the software (" Software Owners" and collectively with Florida Software Systems, Inc. "FSS") under a perpetual License Agreement ("License"). V-GPO Delaware purchased title to the V-GPO Software in December, 2001 and terminated payments under the License as of November 30, 2001 pursuant to a Software Sale Agreement with FSS ("Software Sale Agreement"). On September 30, 2002, the Company entered into a new agreement with FSS, whereby (i) the Company agreed to return to the Software Owners all the rights, title and interest in the software that the Company acquired in December 2001 under the Software Sale Agreement subject to the Company's retention of a non-exclusive license of the software, and (ii) the Software Owners agreed to cancel and return to the Company the $30,000,000 promissory note having an unpaid principal of $30,000,000. The receivable of $3,625,000 accrued under the License remains on the books of the Company. SEE FINANCIAL STATEMENTS - FOOTNOTE I.

     In November 2002, the Company determined that it was no longer feasible to engage in the supply chain management and B-2-B activities due to a number of considerations including intensity of competition and persistently slow acceptance of the business model for the supply chain management and B-2-B activities by customers and prospective investors. The Company ceased it supply chain management and B-2-B operations in order to focus all of its attention and resources towards developing and expanding the business of its wholly owned Delaware subsidiary, International Healthcare Investments Ltd., Inc. ("IHI"). SEE BUSINESS - THE BUSINESS OF V-GPO - INTERNATIONAL HEALTHCARE INVESTMENTS LTD.

     International Healthcare Investments Ltd. The Company incorporated a wholly-owned Delaware subsidiary, International Healthcare Investments Ltd., Inc. ("IHI"), in April 2002, to own, operate and/or manage suburban and rural healthcare facilities in Texas and Oklahoma. Generally, the Company anticipates that these facilities would be the only facility in the suburban or rural area in which they are located. Because every community is unique, there is no universal approach to healthcare management. IHI is committed to creating programs, services and facilities that actively respond to fulfill the needs and required support of physicians who care for patients in the communities where an IHI facility is located. The Company believes this is the best way to compete in the markets it enters. Subsidiaries of IHI entered into agreements to acquire control of four (4) healthcare facilities in Oklahoma City, Oklahoma. The acquisitions are subject to a variety of conditions, including completion of financing. There can be no assurance that the parties will be able to satisfy these conditions.

     IHI has entered into an agreement to sell and has delivered an aggregate of $275 million principal amount of its 12% Bonds Due 2014 ("Bonds"). The Company fully and unconditionally guaranteed the Bonds. Upon receipt of the net proceeds for the issuance of the Bonds, the Company expects to use the net proceeds of the Bonds to complete the financing of the acquisition of the Oklahoma City healthcare facilities, provide working capital for operations and facilitate any acquisitions the Company may identify in the future. Please refer to the Offering Memorandum dated January 12, 2004, filed as Exhibit 4.1 to the Company's Report on Form 8-K dated February 9, 2004 for a comprehensive discussion of the Bonds and these healthcare facilities. There is no assurance that IHI will receive any or all of the net proceeds of the Bonds or received, in whole or in part, the terms of the Bonds will remain as presently stated.

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

Item 2. PROPERTY

     The Company's headquarters is located at 2150 Whitfield Industrial Way in Sarasota, The company shared office space with an entity controlled by the Company's officer and director.

Item 3. LEGAL PROCEEDINGS

     1. In April, 2003, the Dallas, Texas County Court entered an Interlocutory Judgment Order against the Company in the approximate amount of $406,000 in favor of the Landlord of space formerly leased by the Company in Dallas, Texas for rent allegedly due and unpaid. Final Judgment was entered, the Company filed an Appeal and the Landlord has commenced enforcement remedies.

     2. In March, 2003, the Company entered into a Settlement Agreement relating to litigation filed in Federal District Court, Northern
          District of Illinois, by a former customer alleging breach of contract. Under the Settlement, the Company paid $2,500 for computers used by the Company provided by the customer and exchanged General Releases with the customer.

     3. In November, 2002, the Company and a former financial advisor were named as Defendants in a Summons and Complaint filed by a private lender in the United States District Court, Southern District of New York, seeking damages of approximately $260,000 plus interest and attorney's fees, an accounting and rescission of certain corporate actions in connection with the alleged failure by the Company to pay amounts allegedly due under a Promissory Note in the principal amount of $200,00. In July 2003, the Court approved the parties' stipulated agreement to dismiss the Complaint without prejudice to refiling.

     4. In May 2003, the Texas Workforce Commission awarded a former employee of the Company approximately $16,000 in connection with a wage claim. The Company believes it has meritorious defenses to the employee's claims and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

                                     PART II

Item 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Although the Company's Common Stock is eligible for trading in the over-the-counter market, including quotation on the NASD Over-The-Counter Bulletin Board, public trading in the market for the Company's Common Stock has been sporadic during the last two (20 Years. The Company cannot assure that an active, liquid trading market will develop and be maintained in the future.

     The following table sets forth, for the fiscal quarters indicated, the high and low closing sale prices for the Company's common stock as reported on the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                  COMMON STOCK
                                  ------------
                        2003                        2002
                        ----                        ----
                  High        Low            High          Low
                  ---------------            -----------------
PERIOD
------
1st Quarter       $1.01      $0.85           $0.10        $0.10
2nd Quarter        2.25       0.25            1.25         0.06
3rd Quarter        0.35       0.21            2.50         1.10
4th Quarter        0.50       0.50            2.74         0.30


     On March 24, 2003, the last reported sales price for the Company's common stock as reported on the OTC Bulletin Board was $0.26 per share.

     The Company has registered 1,797,097 shares of common stock in a public offering registered on Form S-1 with the Securities and Exchange Commission which went effective on October 31, 1989. These shares consist of 380,430 shares owned by certain shareholders and 1,416,667 treasury shares.

HOLDERS

     As of March 1, 2003, there were approximately 3,496 shareholders of record of the Company's common stock.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2003 and 2002. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

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

     Subsidiaries of IHI entered into agreements to acquire control of four (4) healthcare facilities in Oklahoma City, Oklahoma. The acquisitions are subject to a variety of conditions, including completion of financing. There can be no assurance that the parties will be able to satisfy these conditions.

     Although the Company (including V-GPO Delaware's operations) has experienced growth in revenues since the inception of operations in 1998, it has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Company will sustain revenue growth or achieve profitability.

Critical Accounting Policies and Estimates

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates & judgments on historical experience and on various other assumptions we believe to be reasonable circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

     o    Stock-based compensation.

     o    Research and Development

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

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

                              RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenues

     The Company's total revenues were $590,229 for the twelve month period ended December 31, 2003 compared to $915,032 for the same period ended December 31, 2002, a decrease of $324,803 or 35%. The decrease is attributable to the Company discontinuing the software business and pursuing the management of healthcare facilities.

Cost of Sales

     The Company did not recognize any direct cost of sales for the years ended December 31, 2003 and 2002 were $0 in 2003 compared to $0 in 2002. There was no change in the cost of sales from 2002 to 2003.

Operating Expenses

     The Company's operating expenses increased $6,455 from $2,027,898 for the year ended December 31, 2002 compared to $2,034,353 for the same period ended December 31, 2003, or 0%. Selling, general and administrative expenses for the twelve-month period ended December 31, 2003 increased $44,278 from $1,823,606 in 2002 to $1,867,885, or 28%. The selling, general and administrative expenses increase is attributed to the support of the Company's active pursuit of the ownership, operation and management of healthcare facilities, and was due to the Company incurring legal, consulting, and financial advisory fees and costs. Depreciation and amortization expense for the year ended December 31, 2003 decreased $37,824 from $204,292 in 2002 to $166,468. The decrease was because certain fixed assets and intangible assets were fully depreciated during the year ended December 31, 2003. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

     Interest expense for the twelve-month period ended December 31, 2003 was $431,614, an increase of $42,702, from $388,912 for the same period ended December 31, 2002. The increase in interest expense is due to an increase in borrowings the company had to make to support its expenses.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2003

     As of December 31, 2003, the Company had a working capital deficit of $11,310,173 compared to a deficit of $9,529,322 at December 31, 2002 a deficit increase of $1,780,851. The increase in working capital deficit is primarily attributed to increase in accrued expenses in developing its business model and increases in advances from related and unrelated parties.

     As a result of our operating losses, the Company generated a cash flow deficit of $261,804 from operating activities during the twelve-month period ended December 31, 2003. The cash flow deficit is primarily attributable to the Company's net loss from operations of $1,875,738 adjusted for depreciation and amortization of $166,468 and changes in accounts receivable, other assets, accounts payable and accrued expenses.

     Cash flows used in investing activities for the twelve-month period ended December 31, 2003 consisted primarily of a settlement in the amount of $2,500. (See Item 3, Legal Proceedings).

     Cash flows provided by financing activities were $266,142 during the twelve-month period ended December 31, 2003. This is primarily attributable to approximately $70,000 of cash the Company advanced to related parties, $204,000 received from related party advances, and approximately $130,000 from other advances.

     IHI has entered into an agreement to sell and has delivered an aggregate of $275 million principal amount of its 12% Bonds Due 2014 ("Bonds"). The Company fully and unconditionally guaranteed the Bonds. Upon receipt of the net proceeds for the issuance of the Bonds, the Company expects to use the net proceeds of the Bonds to complete the financing of the acquisition of the Oklahoma City healthcare facilities, provide working capital for operations and facilitate any acquisitions the Company may identify in the future. Please refer to the Offering Memorandum dated January 12, 2004, filed as Exhibit 4.1 to the Company's Report on Form 8-K dated February 9, 2004 for a comprehensive discussion of the Bonds and these healthcare facilities. There is no assurance that IHI will receive any or all of the net proceeds of the Bonds or received, in whole or in part, the terms of the Bonds will remain as presently stated.

     Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2003, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Item 7. FINANCIAL STATEMENTS

     Financial statements as of and for the years ended December 31, 2003 and December 31, 2002 are presented in a separate section of this Report on Form 10-KSB following the information in Part III.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A. CONTROLS AND PROCEDURES

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

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and President and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date").

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

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:



-------------------- ------- ---------------------------------------------------
        NAME           AGE                         POSITION
-------------------- ------- ---------------------------------------------------
-------------------- ------- ---------------------------------------------------

Norman R. Dobiesz       56     Chairman, Chief Executive Officer and a Director
-------------------- ------- ---------------------------------------------------
-------------------- ------- ---------------------------------------------------

Samuel A. Greco         52     President, Chief Operating Officer and a Director
-------------------- ------- ---------------------------------------------------
-------------------- ------- ---------------------------------------------------

Edward E. Carty, Jr.    55     Vice President
-------------------- ------- ---------------------------------------------------


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

Item 10. EXECUTIVE COMPENSATION

     The following tables set forth information regarding the annual and long term compensation paid by the Company's predecessor, V-GPO Delaware, during the years indicated to the Chief Executive Officer, the Chief Operating Officer and its other most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2003 (collectively, the "Named Officers").


                           SUMMARY COMPENSATION TABLE
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                                                                                    Securities
   Name and                                                           Restricted    Underlying
   Principal                                        Other Annual        Stock        Options/        LTIP      All Other
   Position            Year     Salary     Bonus    Compensation(1)     Awards        SARs(#)      Payouts   Compensation
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                      2003      (6)
Norman R. Dobiesz     2002      (6)          -            -              -              -            -             -
Chairman and CEO      2001      (2)          -            -              -              -            -             -
                      2000      (2)          -            -              -              -            -             -
                      1999      (2)          -            -              -              -            -             -
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                      2003      (6)
Samuel A. Greco       2002      (6)
President and COO     2001      (6)          -            -              -              -            -             -
                      2000      (3)          -            -              -              -            -             -
                      1999      (3)          -            -              -              -            -             -
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                      2003      (7)
Edwin E. Carty, Jr.   2002      (4)          -            -              -              -            -             -
Vice President        2001     $120,000      -            -              -              -            -             -
                      2000     $120,000      -            -              -         50,000 shares     -             -
                      1999     $120,000
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                      2003      (7)
Michael J. Kuhn       2002      (5)         -             -              -              -            -             -
Vice President        2001     $120,000     -             -              -              -            -             -
                      2000     $120,000     -             -              -         50,000 shares     -             -
                      1999     $120,000
-------------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------

<F1>
(1) Certain personal benefits that aggregate less than ten percent of total cash compensation of any executive officer or which cannot be readily ascertained are not included.

<F2>
(2) Mr. Dobiesz has waived all unpaid cash compensation payable from the inception of V-GPO Delaware through December 31, 2001.

<F3>
(3) Mr. Greco has waived all unpaid cash compensation payable from the inception of V-GPO Delaware through December 31, 2001.

<F4>
(4) Mr. Carty received only partial year compensation through December 31, 2002.

<F5>
(5)  Mr. Kuhn received only partial year compensation through December 31, 2002.

<F6>
(6) Amounts for 2002 and 2003 have been accrued but not paid for Mr. Dobiesz and Mr. Greco.

<F7>
(7)  Mr. Carty and Mr. Kuhn received no compensation for 2003.



                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------- ------------------------- -------------------------- ------------------- -----------------
                               Number of Securities    % of Total Options/SARs
                             Underlying Options/SARs   Granted to Employees in    Exercise or Base
           Name                    Granted (#)               Fiscal Year            Price ($/Sh)      Expiration Date
--------------------------- ------------------------- -------------------------- ------------------- -----------------
--------------------------- ------------------------- -------------------------- ------------------- -----------------
Norman R. Dobiesz(1)                   -                          -                      -                  -
--------------------------- ------------------------- -------------------------- ------------------- -----------------
--------------------------- ------------------------- -------------------------- ------------------- -----------------
Samuel A. Greco(1)                     -                          -                      -                  -
--------------------------- ------------------------- -------------------------- ------------------- -----------------
--------------------------- ------------------------- -------------------------- ------------------- -----------------
Edwin E. Carty, Jr.(2)                 -                          -                      -                  -
--------------------------- ------------------------- -------------------------- ------------------- -----------------
--------------------------- ------------------------- -------------------------- ------------------- -----------------
Michael J. Kuhn(3)                     -                          -                      -                  -
--------------------------- ------------------------- -------------------------- ------------------- -----------------

<F1>
(1)  No options or SARs have been granted to Mr. Dobiesz or to Mr. Greco.

<F2>
(2)  No options or SARs were granted Mr. Carty in 2003.

<F3>
(3)  No options or SARs were granted to Mr. Kuhn in 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                         Number of Securities    Value of Unexercised
                                                                        Underlying Unexercised       In-the-Money
                                                                           Options/SARs at         Options/SARs at
                                                                            FY-Ended(#)(1)           FY-End(#)(1)
--------------------------- -------------------- --------------------- ------------------------ ----------------------
           Name             Shares Acquired on    Value Realized (S)         Exercisable/             Exercisable/
                               Exercise (#)                                 Unexercisable            Unexercisable
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Norman R. Dobiesz(1)                 -                    -                       -                       -
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------
Samuel A. Greco(1)                   -                    -                       -                       -
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------
Edwin E. Carty, Jr.(2)               -                    -                 30,000/20,000               %(2)
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ---------------------
Michael J. Kuhn(3)                   -                    -                 30,000/20,000               %(3)
--------------------------- -------------------- --------------------- ------------------------ ----------------------

<F1>
(1)  No options have been granted to Mr. Dobiesz or to Mr. Greco.

<F2>
(2) None of the options granted to Mr. Carty were in the money on December 31, 2003.

<F13>
(3) None of the options granted to Mr. Kuhn were in the money on December 31, 2003.


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

     During 2003, the Company did not issue any options under the Plan.

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



--------------------------------------------------- ------------------------ ---------------------------- ---------------
   Name and Address(1) of Beneficial Ownership          Title of Class          Amount and Nature of        Percent of
                                                                                Beneficial Ownership        Class(2)(6)
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------
Norman R. Dobiesz(3)                                     Common Stock             19,562,500 shares           53.8%
Chairman, Chief Executive Officer and Director        Series A Preferred             100,000 shares            100%
                                                             Stock
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------
Samuel A. Greco                                          Common Stock             11,812,500 shares           32.5%
President, Chief Operating Officer and Director
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------
Edwin E. Carty, Jr. (4)                                        -                        -                       -
Vice President
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------
Michael J. Kuhn(5)                                             -                        -                       -
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

<F2>
(2) The percentages are calculated based upon 36,348,833 shares of Common Stock issued and outstanding after exclusion of 1,416,667 issued shares held in treasury and do not include an aggregate of 1,293,325 shares of Common Stock that may be issued (a) upon exercise of outstanding warrants to purchase 643,325 shares of Common Stock, warrants that may be issued to purchase 400,000 shares of Common Stock and (b) outstanding options to purchase 250,000 shares of Common Stock. Unless otherwise indicated, it is assumed that all shares are owned directly.

<F3>
(3) Includes 19,187,500 shares owned by Kinsale, L.P., a limited partnership owned and controlled by Mr. Dobiesz and 375,000 of the aggregate 500,000 shares owned by MedTel Services, Inc., a corporation of which Mr. Dobiesz owns 75% of the issued and outstanding shares of Common Stock.

<F4>
(4)  Excludes an aggregate of 50,000 shares issuable upon exercise of options.

<F5>
(5)  Excludes an aggregate of 50,000 shares issuable upon exercise of options.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective March 1, 2002, the Company entered into ten (10) year employment agreements with Norman R. Dobiesz, Chairman and CEO and Samuel A. Greco, President and COO. SEE EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS.

     Entities controlled by Norman R. Dobiesz, the Company's Chairman, CEO and principal shareholder, advanced to the Company $1,764,591 in 2003 and $1,559,868 in 2002, all of which was unpaid at December 31, 2003.

     The Company has advanced funds to entities controlled by Company officers and principal shareholders for the year ended December 31, 2003 and 2002. The amounts due to the Company at December 31, 2003 and 2002 were $1,363,946 and $1,294,865, respectively.

     The Company shares office space in Sarasota, Florida with an entity controlled by the Company's officer and director.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               The financial statements filed on part of this report are listed on the Index to Consolidated Financial Statements.

          (2)  Financial Statement Schedules:

               Schedule II - Valuation and Qualifying Accounts.

               All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

     (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 2003.

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

  3.1          Restated  Articles of Incorporation  of V-GPO,  Inc., as amended.
               Filed as Exhibit 3.1 to V-GPO's Form 8-K filed January 15, 2002.

  3.2 Articles of Amendment to Articles of Incorporation of V-GPO, Inc., as amended. Filed as Exhibit 3.2 to V-GPO's Form 8-K filed January 15, 2002.

  3.3          International   Healthcare   Investments   Ltd.,  Inc.   Offering
               Memorandum. Filed as Exhibit 4.1 to V-GPO's Form 8-K filed February 10, 2004.

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

 10.7          Agreement between V-GPO, Inc. and Florida Software Systems,  Inc.
               Filed as Exhibit 10.1 to V-GPO's  Form 10-QSB filed May 15, 2002.

 16.1          Letter from Gary Kriner,  CPA dated  January 30,  2002.  Filed as
               Exhibit 16.1 to V-GPO's Form 8-K/A filed January 30, 2002.

 21            List of Subsidiaries.*

 99.1 Certification of Norman R. Dobiesz Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

 99.2 Certification of Samuel A. Greco Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

  (*) Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                 DECEMBER 31, 2003     DECEMBER 31, 2002
                                 -----------------     -----------------
1.  Audit Fees                       $  32,305             $  51,675

2.  Audit Related Fees                      --                    --

3.  Tax Fees                                --                    --

4.  All Other Fees                          --                    --

    Total Fees                       $  32,305             $  51,675


     Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

     Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

     Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

     All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

     Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2003, were approved by the Company's audit committee.

                                 CERTIFICATIONS

     I, Norman R. Dobiesz, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of V-GPO, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:    March 30, 2004


                                    ----------------------------------
                                    Norman R. Dobiesz
                                    Chairman & Chief Executive Officer

                                 CERTIFICATIONS

     I, Samuel A. Greco, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of V-GPO, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:    March 30, 2004


                                    -----------------------------------
                                    Samuel A. Greco
                                    President & Chief Operating Officer

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    V-GPO, INC.

Dated:  March 30, 2004            By: /s/ NORMAN R. DOBIESZ



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


      SIGNATURES                     TITLE                           DATE
      ----------                     -----                           ----

/s/ NORMAN R. DOBIESZ         Director, Chairman and             March 30, 2004
                              Chief Executive Officer

    Norman R. Dobiesz


/s/ SAMUEL A. GRECO           Director, President and Chief      March 30, 2004
                              Operating Officer

    Samuel A. Greco

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2003 AND 2002



                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                   V-GPO, INC.

                                   V-GPO, INC.

                          INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


                                                                       PAGE NO.
    Report of Independent Certified Public Accountants                   F-3
    Consolidated Balance Sheets at December 31, 2003 and 2002            F-4
    Consolidated Statements of Losses for the Years Ended
     December 31, 2003 and 2002                                          F-5
    Consolidated Statements of Deficiency in Stockholders'
     Equity for the Years Ended December 31, 2003 and 2002               F-6
    Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2003 and 2002                                          F-7
    Notes to Consolidated Financial Statements                       F-8 to F-21

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
V-GPO, Inc.
Sarasota, FL

     We have audited the accompanying consolidated balance sheets of V-GPO, Inc. and its wholly-owned subsidiary (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformance with accounting principles generally accepted in the United States of America.

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

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants

McLean, Virginia
March 16, 2004

                                   V-GPO, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                               2003                  2002
                                               ----                  ----

ASSETS
Current Assets:
Cash and Cash Equivalents                     $     5,438           $     3,600
Accounts Receivable, net                          832,186               358,703
Advances to Former Employees, net (Note F)              -                53,197
Prepaid Expenses and Other                        116,774                16,774
                                              -----------           -----------
Total Current Assets                              954,398               432,274


Property, Plant and Equipment: (Note C)
Property, Plant and Equipment                      57,821                55,321
Less:  Accumulated  Depreciation                   48,978                37,066
                                              -----------           -----------
                                                    8,843                18,255


Other Assets:
Advances to Related Parties (Note F)            1,363,946             1,294,865
Software Development, less accumulated
 amortization of $347,762 and $193,206
 and at December 31, 2003 and 2002,
 respectively (Note D)                            425,042               579,598
                                               ----------            ----------
                                                1,788,988             1,874,463

                                              $ 2,752,229           $ 2,324,992
                                              ===========           ===========


LIABILITIES AND DEFICIENCY IN STOCKHOLDERS'
 EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities
(Note E)                                      $ 4,733,247           $ 2,765,495
Advances from Related Parties (Note F)          1,764,591             1,559,868
Other Advances                                    130,500                     -
Notes Payable (Note G)                          1,779,983             1,779,983
Line of Credit (Note H)                           231,250               231,250
Software License Fees (Note I)                  3,625,000             3,625,000
                                              -----------           -----------
Total Current Liabilities                      12,264,571             9,961,596

Commitments and Contingencies (Note N)                  -                     -


DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001 per
 share; 20,000,000 shares authorized:
 Series A Preferred Stock, par value
 $0.001 per share; 100,000 shares
 authorized; 100,000 issued at December
 31, 2003 and 2002 (Note J)                           100                   100
Common Stock, par value $ 0.0001 per
 share; 100,000,000 shares authorized;
 37,765,500 shares issued and outstanding
 at December 31, 2003 and 2002 (Note J)             3,777                 3,777
Treasury Stock (Note B and J)                    (242,500)             (242,500)
Additional Paid-in Capital                      1,987,362             1,987,362
Accumulated Deficit                           (11,261,081)           (9,385,343)
                                              -----------           -----------
Total Deficiency in Stockholders' Equity       (9,512,342)           (7,636,604)


                                              $ 2,752,229           $ 2,324,992
                                              ===========           ===========


           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                               2003                  2002
                                               ----                  ----

Revenue:
Consulting Income                              $   590,229           $  915,032

Cost of Goods Sold                                       -                    -
                                               -----------           ----------

Gross Profit                                       590,229              915,032


Operating Expenses
 Selling, General and Administrative             1,867,885            1,823,606
 Depreciation and Amortization Expenses
 (Note C and D)                                    166,468              204,292
                                               -----------          -----------
Total Operating Expenses                         2,034,353            2,027,898


Net Loss from Operations                        (1,444,124)          (1,112,866)


Interest Income (Expense)                         (431,614)            (388,912)
Provision for Income Taxes                               -                    -
                                               -----------          -----------

Net Loss                                       $(1,875,738)         $(1,501,778)
                                               ===========          ===========

Loss per common share (basic and assuming
 dilution) (Note M)                            $     (0.05)         $     (0.04)
                                               ===========          ===========
Weighted average shares outstanding
Basic and diluted                               37,765,500           37,753,814


           See accompanying notes to consolidated financial statements


                                   V-GPO, INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                   Preferred  Preferred                            Treasury    Additional
                    Series A   Series A  Common      Common Share   Stock       Paid in     Common Stock  Accumulated
                     Shares     Amount   Shares         Amount      Amount      Capital     Subscription    Deficit     Total

Balance at
 December 31, 2001  100,000   $    100   36,500,000  $     3,650   $       -   $ 4,220,925  $(2,500,000)  $ (7,883,565) $(6,158,890)
                    =======   ========   ==========  ===========   =========   ===========  ============  ===========   ===========

Shares issued in
 connection with
 merger with
 Epicure (Note B)         -          -    4,265,500          427           -       266,137            -              -      266,564

Treasury stock
 assumed in
 connection with
 merger with
 Epicure (Note B)         -          -            -            -    (242,500)            -            -              -     (242,500)

Cancellation of
 common stock
 subscription and
 related shares
 (Note J)                 -          -   (3,000,000)        (300)          -    (2,499,700)   2,500,000              -            -


Net loss                  -          -            -            -           -             -            -    (1,501,778)   (1,501,778)
                    -------   --------   ----------  -----------   ---------   -----------   ----------  ------------   -----------

Balance at
 December 31, 2002  100,000   $    100   37,765,500  $     3,777   $(242,500)  $ 1,987,362   $        -  $ (9,385,343)  $(7,636,604)
                    =======   ========   ==========  ===========   =========   ===========   ==========  ============   ===========

Net loss                  -          -            -            -           -             -            -    (1,875,738)   (1,875,738)
                    -------   --------   ----------  -----------   ---------   -----------   ----------  ------------   -----------

Balance at
 December 31, 2003  100,000   $    100   37,765,500  $     3,777   $(242,500)  $ 1,987,362   $        -  $(11,261,081)  $(9,512,342)
                    =======   ========   ==========  ===========   =========   ===========   ==========  ============== ===========


           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                              2003                 2002
                                              ----                 ----

Cash flows from operating activities:
Net loss from operating activities            $ (1,875,738)        $ (1,501,778)
Adjustments to reconcile net loss to
 net cash (used in) operating activities:
Depreciation and amortization                      166,468              204,292
Common stock issued in connection with
 merger with Epicure (Note B)                            -              266,564
Treasury stock acquired in connection
 with merger with Epicure (Note B)                       -             (242,500)
Reserve for employee advances (Note F)              53,197                    -
Other income in connection with cancel-
 lation of Software Sale Agreement                       -             (250,000)
(Increase) decrease in:
Accounts receivable                               (473,483)            (358,703)
Prepaid expenses and other assets                 (100,000)              (6,830)
Advances to employees                                    -                 (259)
Increase (decrease) in:
Accounts payable and accrued liabilities         1,967,752            1,872,618
                                               -----------          -----------
Net cash (used in) operating activities           (261,804)             (16,596)


Cash flows from investing activities:
Capital expenditures                                (2,500)             (11,441)
                                               -----------          -----------
Net cash (used in) investing activities             (2,500)             (11,441)

Cash flows from financing activities:
Proceeds from line of credit, net of
 costs                                                   -               46,250
Advances to related parties, net of
 repayments                                        (69,081)            (349,981)
Advances from related parties, net of
 repayments                                        204,723              335,168
Other Advances                                     130,500                    -
                                               -----------                    -
Net cash provided by financing activities          266,142               31,437


Net increase in cash and cash equivalents            1,838                3,400
Cash and cash equivalents at beginning of
 the year                                            3,600                  200
                                               -----------          -----------
Cash and cash equivalents at end of the
 year                                          $     5,438          $     3,600
                                               ===========          ===========


Supplemental Information:

Cash paid during the year for interest         $         -          $         -
Cash paid during the year for income
 taxes                                                   -                    -
Acquisition: (Note B)
Assets acquired                                          -                    -
Organizational costs                                     -               36,006
Treasury stock acquired                                  -              242,500
Liabilities assumed                                      -              (11,943)
Common stock issued                                      -             (266,563)
                                               -----------          -----------
Net cash paid for acquisition                  $         -          $         -
                                               ===========          ===========


           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Healthcare Investments, Ltd., Inc. Significant intercompany transactions have been eliminated in consolidation.

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

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

Revenues are recognized in the period that services are provided.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the years ended December 31, 2003 and 2002.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2003 and 2002.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,875,738 and $1,501,778 during the years ended December 31, 2003 and 2002, respectively. The Company's current liabilities exceeded its current assets by $11,310,173 as of December 31, 2003. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at December 31, 2003 and 2002.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note K):

                                                2003               2002
                                                ----               ----
Net loss - as reported                          $ (1,875,738)      $ (1,501,778)
Add:  Total  stock  based  employee
 compensation   expense  as reported
 under intrinsic value method (APB.
 No. 25)                                                   -                  -
Deduct:  Total  stock  based  employee
 compensation  expense as reported under
 fair value based method (SFAS No. 123)               (7,515)           (24,115)
                                                ------------       ------------
Net loss - Pro Forma                            $ (1,883,253)      $ (1,525,893)
Net loss attributable to common stock-
holders - Pro forma                             $ (1,883,253)      $ (1,525,893)
Basic (and assuming dilution) loss per
 share - as reported                            $      (0.05)      $      (0.04)
Basic (and assuming dilution) loss per
 share - Pro forma                              $      (0.05)      $      (0.04)

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

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company's results of operations or financial position.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

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

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB
STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

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

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE B- BUSINESS COMBINATIONS (Continued)

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

Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by V-GPO stockholders were exchanged for an aggregate of 36,500,000 shares of Epicure common stock. The value of the 4,265,500 shares of common stock that was retained by Epicure stockholders was based upon management's estimate of the fair value of V-GPO, Inc.'s common stock of $0.06 per share. In accordance with SOP 98-5, the Company has expensed $36,006 of organization costs during the year ended December 31, 2002.

The total consideration paid was $36,006 and the significant components of the transaction are as follows:

     Common stock issued                                    $   266,564
     Treasury stock acquired, at cost                          (242,500)
     Excess of liabilities assumed over
      assets acquired                                            11,942
                                                            -----------
     Total consideration paid                               $    36,006
                                                            ===========

NOTE C - PROPERTY AND EQUIPMENT

The company's property and equipment at December 31, 2003 and 2002 consists of the following:

                                                 2003              2002
                                                 ----              ----
     Computer Equipment                          $   44,623        $ 42,123
     Office Furniture                                13,198          13,198
                                                 ----------        --------
     Total                                           57,821          55,321
     Accumulated Depreciation                       (48,978)        (37,066)
                                                 ----------        --------
                                                 $    8,843        $ 18,255
                                                 ==========        ========

Depreciation expense included as a charge to income amounted to $11,912 and $15,900 for the years ended December 31, 2003 and 2002, respectively.

NOTE D - SOFTWARE DEVELOPMENT COSTS

During the period March 1999 through December 2003, entities controlled by the Company's Chief Executive Officer and principal shareholder, began contributing to the Company certain capitalized software development costs for the exclusive, worldwide distribution and use by the Company. An aggregate of $772,804 of software development costs, net of liabilities assumed, was capitalized as of December 31, 2003.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE D - SOFTWARE DEVELOPMENT COSTS (Continued)

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

Software development costs are amortized over a useful life of five years. Amortization expense included as a charge to income amounted to $154,556 and $154,566 for the years ended December 31, 2003 and 2002. The costs and accumulated amortization of software development costs at December 31, 2003 and 2002 are summarized as follows:

                                                 2003             2002
                                                 ----             ----
     Software development costs                  $ 772,804       $ 772,804
     Less: accumulated amortization               (347,762)       (193,206)
                                                 ---------       ---------
     Software development costs, net             $ 425,042       $ 579,598
                                                 =========       =========

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 are as follows:

                                                 2003            2002
                                                 ----            ----
       Accounts payable                          $  654,548      $  574,798
       Accrued interest                           1,244,575         813,053
       Accrued payroll and payroll taxes          2,822,182       1,365,702
       Other                                         11,942          11,942
                                                 ----------      ----------
        Total                                    $4,733,247      $2,765,495
                                                 ==========      ==========

NOTE F - RELATED PARTY TRANSACTIONS

Advances from related parties at December 31, 2003 and 2002 are as follows:

                                                 2003            2002
                                                 ----            ----
     10% note payable, unsecured and
      payable on demand to Company
      officer                                    $   75,000      $   75,000
     10% note payable, unsecured and
      payable on demand to Company
      officer                                       325,000         325,000
     Series of advances unsecured and
      payable on demand to entities
      controlled by Company officers,
      accrues interest at 10% per annum              60,800          60,800
     Series of advances unsecured and
      payable on demand to Company
      officers, accrues interest at 10%
      per annum                                     610,000         610,000
     Series of advances unsecured and
      payable on demand to an entity
      controlled by Company officers,
      accrues interest at 10% per annum              47,650          47,650

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

           (Continued)                           2003            2002
                                                 ----            ----
     Series of advances unsecured and
      payable on demand to an entity
      controlled by Company officers,
      accrues interest at 10% per annum          $  215,800      $  215,800
     Series of advances unsecured and
      payable on demand to an entity
      controlled by Company officers,
      accrues interest at 10% per annum             151,300         146,800
     Series of advances unsecured and
      payable on demand to an entity
      controlled by Company officers,
      accrues interest at 10% per annum              60,000          60,000
     Series of advances unsecured and
      payable on demand to an entity
      controlled by Company officers,
      non-interest bearing                           98,330          18,818
     Series of advances unsecured and
      payable on demand to an entity
      controlled by Company officers,
      non-interest bearing                          120,711               -
                                                 ----------      ----------
                                                 $1,764,591      $1,559,868
                                                 ==========      ==========

The Company also has advanced funds to entities controlled by Company officers and principal shareholders for the year ended December 31, 2003 and 2002. The amounts due to the Company at December 31, 2003 and 2002 were $1,363,946 and $1,294,865, respectively. The advances are non-interest bearing, unsecured and no formal repayment terms or arrangements exist. As of December 31, 2003 and 2002, the Company has advanced funds to its former employees in the amount of $53,197. In December 2003, the Company has fully reserved the amount due from its former employees as the Company has substantial doubts on the collectiblity.

NOTE G - NOTES PAYABLE

Notes payable at December 31, 2002 and 2001 are as follows:

                                                 2003            2002
                                                 ----            ----
     10 % senior convertible notes
      payable, unsecured and due six
      months from the date of the note
      with the latest maturity June 2001;
      Noteholder has the option to convert
      unpaid note principal together with
      accrued and unpaid interest to the
      Company's common stock at a rate of
      $1.50 per share. In the event the
      unpaid principal amount of the notes,
      together with any accrued and unpaid
      interest, are not converted or paid
      in full by maturity, then interest
      accrues at 12.5% per annum until paid
      in full. The Company is in default
      under the terms of the Note Agreement
      (see Note N).                              $1,779,983     $1,779,983
                                                 ----------     ----------
                                                  1,779,983      1,779,983
     Less: current portion                       (1,779,983)    (1,779,983)
                                                 ----------     ----------
                                                 $        -     $        -
                                                 ==========     ==========

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE H - LINE OF CREDIT

                                                  2003           2002
                                                  ----           ----
     Line of Credit, secured by certain
      receivables and related contracts
      and proceeds thereof up to an
      aggregate of $740,000 under a
      Security Agreement, line cannot
      exceed $370,000, to be repaid upon
      earlier of receipt by Company of
      accounts receivable owed by certain
      account debtors or December 15, 2001.
      The Company is in default under the
      terms of this agreement.                    $ 231,250     $ 231,250
                                                  ---------     ---------
Less Current Portion                               (231,250)     (231,250)
                                                  ---------     ---------
                                                  $       -     $       -
                                                  =========     =========

NOTE I - ACCRUED SOFTWARE LICENSE FEES

The Company entered into a Software License Agreement ("Agreement") in March 1999 with an entity controlled by the Company's Chief Executive Officer and principal shareholder ("Licensor"). The Agreement provided for a limited, restricted, non-exclusive, revocable worldwide license to use, reproduce and sublicense certain software owned by the Licensor and two additional entities controlled by the Company's Chief Executive Officer and principal shareholder. License fees under the Agreement were based upon a percentage of revenues to be subject to a $200,000 per month fee and further subject to the successful completion of a securities offering generating at least $7,000,000 of proceeds. The Agreement was amended on April 21, 2000 to provide for an exclusive worldwide license in return for a minimum license fee of $150,000 per month to be increased to a minimum of $200,000 per month if a securities offering generated at least $4,500,000 in proceeds. In April 2001 there was a further amendment to provide that effective January 1, 2001, the minimum was increased to $250,000 per month with increases of 10% on each January thereafter. During the year ended December 31, 2001, the Company defaulted under the terms of the Agreement. In September 2002, the Licensor and the Company terminated the Agreement. As of December 31, 2003 and 2002, the Company has accrued in current liabilities previously incurred license fees aggregating $3,625,000.

NOTE J - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of December 31, 2003 and 2002, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of December 31, 2003 and 2002, the Company has 37,765,500 shares of common stock issued and outstanding.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE J - CAPITAL STOCK (Continued)

In December 2001, the Company entered into a Stock Purchase Agreement ("Purchase Agreement") with Southward Investments, LLC. In connection with the Purchase Agreement, 3,000,000 shares of the Company's restricted common stock were issued to Southward Investments, LLC at approximately $0.83 per share in exchange for a subscription receivable aggregating $2,500,000. The Company did not receive any proceeds from the stock subscription and, accordingly in the year ended December 31, 2002 the 3,000,000 shares of restricted common stock were cancelled along with the related $2,500,000 stock subscription.

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


        Options Outstanding                           Options Exercisable
        -------------------                           -------------------
                        Weighted Average   Weighted                 Weighted
                           Remaining        Average                  Average
Exercise     Number       Contractual      Exercise     Number      Exercise
 Prices    Outstanding    Life (Years)       Price    Exercisable     Price
--------   -----------  ----------------   --------   -----------   --------
 $0.25       250,000         0.25            $0.25      237,500      $0.25

Transactions involving stock options issued to employees are summarized as follows:

                                                             Weighted Average
                                       Number of Shares      Price Per Share
                                       ----------------      ----------------

  Outstanding at January 1, 2002           250,000                $0.25
    Granted                                      -                    -
    Exercised                                    -                    -
    Canceled or expired                          -                    -
                                           -------                -----
  Outstanding at December 31, 2002         250,000                $0.25
    Granted                                      -                    -
    Exercised                                    -                    -
    Canceled or expired                          -                    -
                                           -------                -----
  Outstanding at December 31, 2003         250,000                $0.25
                                           =======                =====

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                 2003           2002
                                                 ----           ----
     Significant assumptions (weighted-
      average):
      Risk-free interest rate at  grant
       date                                      1.13%          1.67%
      Expected stock price volatility             143%            26%
      Expected dividend payout                      -               -
      Expected option life-years (a)                5               5

     (a) The expected option life is based on contractual expiration dates.

     If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,883,253) and $(0.05) and at December 31, 2003 and $(1,525,893) and $(0.04) at December 31, 2002, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.


        Warrants Outstanding                           Warrants Exercisable
        --------------------                           --------------------
                        Weighted Average   Weighted                 Weighted
                           Remaining        Average                  Average
Exercise     Number       Contractual      Exercise     Number      Exercise
 Prices    Outstanding    Life (Years)       Price    Exercisable     Price
--------   -----------  ----------------   --------   -----------   --------
 $1.00       643,324         4.00           $1.00       643,324      $1.00
             -------                                    -------
             643,324                                    643,324
             =======                                    =======

Transactions involving warrants are summarized as follows:


                                                             Weighted Average
                                       Number of Shares      Price Per Share
                                       ----------------      ----------------

  Outstanding at January 1, 2002           643,324                $1.00
    Granted                                      -                    -
    Exercised                                    -                    -
    Canceled or expired                          -                    -
                                           -------                -----
  Outstanding at December 31, 2002         634,324                $1.00
    Granted                                      -                    -
    Exercised                                    -                    -
    Canceled or expired                          -                    -
                                           -------                -----
  Outstanding at December 31, 2003         634,324                $1.00
                                           =======                =====

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE K - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

The Company did not grant any warrants to non-employees during the year ended December 31, 2003 and 2002, therefore no expense was charged to operations during the two years then ended.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $11,260,000 which expire through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $3,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

     Non-Current:
      Net operating loss carryforward                         $ 3,800,000
      Valuation allowance                                     (3,800,000)
                                                              -----------
      Net deferred tax asset                                  $         -
                                                              ===========

NOTE M - LOSSES PER SHARE

The following table presents the computations of basic and dilutive loss per share:

                                                 2003           2002
                                                 ----           ----
Loss Available to Common Shareholders            $(1,875,738)  $(1,501,778)
                                                 ===========   ===========
Basic and Fully Diluted Loss Per Share           $     (0.05)  $     (0.04)
                                                 ===========   ===========
Weighted Average Common Shares Outstanding        37,765,500    37,753,814
                                                 ============  ===========

NOTE N - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office spaces in Florida on a month-to-month basis. The Company's rental expense for the year ended December 31, 2002 is $54,647. During the year ended December 31, 2003, the Company shared office spaces with an entity controlled by the Company's officer and director. No rent expenses incurred during the year ended December 31, 2003.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE N - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

The Company has employment agreements with the Chief Executive Officer and President. The Agreements are generally for a term of 36 to 48 months from inception and renewable automatically from year to year unless either the Company or the individual terminates such agreement by written notice.

Litigation

As described in Note G, the Company is in default under the terms of its Senior Convertible Note Agreements. In November 2002, a holder of Company's Senior Convertible Notes filed a complaint against the Company in the U.S. District Court, Southern District of New York, New York. The complaint seeks payment of the unpaid principal, accrued interest and costs aggregating $260,000. As of December 31, 2003, the Company has recorded all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest not paid in full by maturity dates. Therefore, no additional liabilities need to be recorded as a result of any final judgment that may be rendered in this matter.

In April, 2003, a former landlord filed a complaint against V-GPO, Inc. in the County Court of Dallas for Dallas County, Texas. The complaint seeks payment under remaining term of an agreement to lease certain real property in the amount of $ 406,000 allegedly due and unpaid, plus interests, costs and attorney's fees. The Company acknowledges that it leased the property in question, however disputes that this amount is owed. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

In May 2003, the Texas Work Force Commission awarded a former employee of the Company approximately $16,000 in connection with a wage claim. The Company believes it has meritorious defenses to the employee's claims and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O - MAJOR CUSTOMERS

Revenue from the Company's three major customers approximated $540,000 or 91% of sales and $630,000 or 69% of sales for the years ended December 31, 2003 and 2002, respectively.

NOTE P - ONGOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company incurred accumulated losses of $11,261,081. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE P - GOING CONCERN MATTERS (Continued)

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

NOTE Q - SUBSEQUENT EVENTS

Subsequent to the date of financial statements, the Company's wholly-owned subsidiary, IHI, entered into an Offering Memorandum to sell an aggregate of $275 million principal amount of bonds ("Bonds"). The Bonds bear 12% of interest per annum and are due in 2014. The Company fully and unconditionally guaranteed the Bonds. Upon receipt of the net proceeds for the issuance of the Bonds, the Company expects to use the proceeds of the Bonds to complete the financing of the acquisition of the certain healthcare facilities, provide working capital for operations and facilitate any acquisitions the Company may identify in the future. There is no assurance the funding will be received.