Form 10QSB
period 2004-03-31
V GPO  INC
filed 2004-05-17
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of May 11, 2004, the Registrant had 37,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                   V-GPO, INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2004

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                   March 31, 2004 and December 31, 2003

                  Condensed Consolidated Statements of Losses:
                   Three Months Ended March 31, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows:
                   Three Months Ended March 31, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial
                   Statements: March 31, 2004

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                   V-GPO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            March 31, 2004    December 31, 2003
                                            --------------    -----------------
                                              (Unaudited)         (Audited)

ASSETS
Current Assets:
Cash and Cash Equivalents                   $         -       $     5,438
Accounts Receivable                             955,519           832,186
Prepaid Expenses and Other                      116,774           116,774
                                            -----------       -----------
Total Current Assets                          1,072,293           954,398

Property, Plant and Equipment:
Property, Plant and Equipment                    57,821            57,821
Less: Accumulated  Depreciation                  52,953            48,978
                                            -----------       -----------
                                                  4,868             8,843

Other Assets:
Advances to Related Parties                   1,364,637         1,363,946
Software Development, less
 accumulated amortization of
 $386,402 and $347,762 at
 March 31, 2004 and December
 31, 2003, respectively                         386,402           425,042
                                            -----------       -----------
                                              1,751,039         1,788,988

Total Assets                                $ 2,828,200       $ 2,752,229
                                            ===========       ===========

LIABILITIES AND DEFICIENCY IN
 STOCKHOLDERS' EQUITY
Current Liabilities:
Cash Disbursed in Excess of
 Available Funds                            $    10,322       $         -
Accounts Payable and Accrued
 Liabilities                                  5,220,280         4,733,247
Advances from Related Parties                 1,866,840         1,764,591
Other Advances                                  130,500           130,500
Notes Payable                                 1,779,983         1,779,983
Line of Credit                                  231,250           231,250
Software License Fees                         3,625,000         3,625,000
                                            -----------       -----------
Total Current Liabilities                    12,864,175        12,264,571

Commitments and Contingencies                         -                 -

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, par value $0.001
 per share; 20,000,000 shares
 authorized:
Series A Preferred Stock, par value
 $0.001 per share; 100,000 shares
 authorized; 100,000 issued at March
 31, 2004 and December 31, 2003                     100              100
Common Stock, par value $0.0001 per
 share; 100,000,000 shares authorized;
 37,765,500 shares issued at March 31,
 2004 and December 31, 2003                       3,777            3,777
Treasury Stock                                 (242,500)        (242,500)
Additional Paid-in Capital                    1,987,362        1,987,362
Accumulated Deficit                         (11,784,714)     (11,261,081)
                                            -----------      -----------
Deficiency in Stockholders' Equity          (10,035,975)      (9,512,342)

Total Liabilities and Stockholders Equity   $ 2,828,200      $ 2,752,229
                                            ===========      ===========


                    See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                            For The Three Months Ended March 31,

                                            2004             2003
                                            ----             ----

Revenue:
Consulting Income                          $   129,999       $   211,082

Cost of Revenue                                      -                 -

Gross Profit                                   129,999           211,082

Operating Expenses
 Selling, General and
  Administrative Expenses                      510,998           413,189
 Depreciation and
  Amortization Expenses                         42,615            42,615
                                           -----------       -----------
Total Operating Expenses                       553,613           455,804

Loss from Operations                          (423,614)         (244,722)

Interest Expense                              (100,019)         (100,112)
Provision for Income Taxes                           -                 -
                                           -----------       -----------
Net Loss                                   $  (523,633)      $  (344,834)
                                           ===========       ===========

Loss per common share
(basic and assuming dilution)              $     (0.01)      $     (0.01)
                                           ===========       ===========
Weighted average shares
 outstanding
Basic and diluted                           37,765,500        37,765,500


                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                            For The Three Months Ended March 31,
                                            2004             2003
                                            ----             ----
Cash flows from operating
 activities:
Net loss from operating
 activities                                 $  (523,633)     $  (344,834)
Adjustments to reconcile
 net loss to net cash (used
 in) operating activities:
Depreciation and amortization                    42,615           42,615
(Increase) decrease in:
Accounts receivable                            (123,333)        (175,333)
Prepaid expenses and other
 assets                                               -           (2,175)
Increase (decrease) in:
Cash disbursed in excess of
 available funds                                 10,322                -
Accounts payable and accrued
 liabilities                                    487,032          464,628
                                            -----------      -----------
Net cash (used in) operating
 activities                                    (106,997)         (15,099)

Cash flows from investing
 activities:                                          -                -

Cash flows from financing
 activities:
Advances to related parties                        (691)         (20,111)
Advances from related parties                   102,250           33,100
                                            -----------      -----------
Net cash provided by financing
 activities                                     101,559           12,989


Net increase (decrease) in cash
 and cash equivalents                            (5,438)         (2,110)

Cash and cash equivalents at
 beginning of the period                          5,438           3,600
                                            -----------     -----------

Cash and cash equivalents at
 end of the period                          $         -     $     1,490
                                            ===========     ===========


Supplemental Information:
Cash paid during the year
 for interest                               $         -     $         -
Cash paid during the year
 for income taxes                                     -               -


                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                            For The Three Months Ended March 31,
                                            2004             2003
                                            ----             ----

Net loss - as reported                      $  (523,633)     $  (344,834)
Add: Total stock based employee
 compensation expense as reported
 under intrinsic value method
 (APB. No. 25)                                        -                -
Deduct: Total stock based employee
 compensation expense as reported
 under fair value based method
 (SFAS No. 123)                                       -           (8,990)
                                            -----------      -----------
Net loss - Pro Forma                        $  (523,633)     $  (353,824)
Net loss attributable to common
 stockholders - Pro forma                   $  (523,633)     $  (353,824)
Basic (and assuming dilution)
 loss per share - as reported               $     (0.01)     $     (0.01)
Basic (and assuming dilution)
 loss per share - Pro forma                 $     (0.01)     $     (0.01)

NOTE B - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of March 31, 2004 and December 31, 2003, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of March 31, 2004 and December 31, 2003, the Company has 37,765,500 shares of common stock issued and outstanding.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS AND WARRANTS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

                                     Number of Shares        Weighted Average
                                     ----------------         Price Per Share
                                                             ----------------

Outstanding at January 1, 2002                250,000                   $0.25
  Granted                                           -                       -
  Exercised                                         -                       -
  Canceled or expired                               -                       -
                                          -----------             -----------
Outstanding at December 31, 2002              250,000                    0.25
  Granted                                           -                       -
  Exercised                                         -                       -
  Canceled or expired                               -                       -
                                          -----------             -----------
Outstanding at December 31, 2003              250,000                   $0.25
                                          ===========             ===========
  Granted                                           -                       -
  Exercised                                         -                       -
  Canceled or expired                        (250,000)                   0.25
                                          -----------             -----------
Outstanding at March 31, 2004                       -                   $   -
                                          ===========             ===========

The estimated value of the options vested during the period ended March 31, 2003 was determined using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.13%, a dividend yield of 0% and volatility of 143%. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(523,633) and $(0.01) at March 31, 2004 and $(353,824) and $(0.01) at March 31,
2003, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.


     Warrants Outstanding                               Warrants Exercisable
     --------------------                               --------------------
                           Weighted Average        Weighed                        Weighted
Exercise     Number      Remaining Contractual     Average          Number         Average
  Price    Outstanding       Life (Years)        Exercise Price   Exercisable   Exercise Price
--------   -----------   ---------------------   --------------   -----------   --------------
  $ 1.00       643,324                    3.75           $ 1.00       643,324           $ 1.00
               -------                    ----           ------       -------           ------
               643,324                    3.75           $ 1.00       643,324           $ 1.00
               =======                    ====           ======       =======           ======

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants are summarized as follows:

                                                            Weighted Average
                                      Number of Shares      Price Per Share
                                      ----------------      ----------------

Outstanding at January 1, 2002                 643,324                $ 1.00
  Granted                                            -                     -
  Exercised                                          -                     -
  Canceled or expired                                -                     -
                                               -------                ------
Outstanding at December 31, 2002               643,324                $ 1.00
  Granted                                            -                     -
  Exercised                                          -                     -
  Canceled or expired                                -                     -
                                               -------                ------
Outstanding at December 31, 2003               643,324                $ 1.00
                                               =======                ======
  Granted                                            -                     -
  Exercised                                          -                     -
  Canceled or expired                                -                     -
                                               -------                ------
Outstanding at March 31, 2004                  643,324                $ 1.00
                                               ======                 ======

The Company did not grant any warrants to non-employees during the period ended March 31, 2004 and 2003, therefore no expense was charged to operations during the period then ended.

NOTE D - NOTES PAYABLE

Notes payable at March 31, 2004 and December 31, 2003 are as follows:

                                       March 31, 2004        December 31, 2004
                                       --------------        -----------------

10% Senior Convertible Notes
 payable, unsecured and due six
 months from the date of the Note
 with the latest maturity June
 2001; Noteholder has the option
 to convert unpaid note principal
 together with accrued and unpaid
 interest to the Company's common
 stock at a rate of $1.50 per share.
 In the event the unpaid principal
 amount of the notes, together with
 any secured and unpaid interest are
 not converted or paid in full by
 maturity, then interest accrues at
 12.5% per annum until paid in full.
 The Company is in default under
 the terms of the Note Agreement.        $ 1,779,983              $ 1,779,983
                                         -----------              -----------
                                           1,779,983              $ 1,779,983
Less: current portion                     (1,779,983)              (1,779,983)
                                         -----------              -----------
                                         $         -              $         -
                                         -----------              -----------

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE E - LINE OF CREDIT

Line of Credit at March 31, 2004 and December 31, 2003 are as follows:

                                       March 31, 2004       December 31, 2004
                                       --------------       -----------------

Line of Credit, secured by certain
 receivables and related contracts
 and proceeds thereof up to an
 aggregate of $740,000 under a
 Security Agreement.  Line cannot
 exceed $370,000, to be repaid
 upon earlier of receipt by
 Company of accounts receivable
 owed by certain account debtors
 or December 15, 2001.  The Company
 is in default under the terms of
 this Agreement.                          $   231,250      $   231,250
                                          -----------      -----------
Less: Current Position                       (231,250)        (231,250)
                                          -----------      -----------
                                          $         -      $         -
                                          -----------      -----------

NOTE F - BONDS

In January 2004, the Company's wholly-owned subsidiary, IHI, entered into an Offering Memorandum to sell an aggregate of $275,000,000 principal amount of bonds ("Bonds"). The Bonds bear 12% of interest per annum and are due in 2014. The Company fully and unconditionally guaranteed the Bonds. Upon receipt of the net proceeds for the issuance of the Bonds, the Company expects to use the proceeds of the Bonds to complete the financing of the acquisition of the certain healthcare facilities, provide working capital for operations and facilitate any acquisitions the Company may identify in the future. There is no assurance the funding will be received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

Although, V-GPO has experienced growth in revenues since the inception of operations in 1998, the Company has experienced losses in each year of its operations, and there can be no assurance that in the future the Company will sustain revenue growth or achieve profitability.

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

Three Months Ended March 31, 2004 and 2003

Revenues

The Company's revenues decreased $81,083 to $129,999 during the first quarter of 2004 as compared to $211,082 during the first three months in 2003, a decrease of 38.4%. The decrease is attributable to decrease in rendering services in regards to ownership, management and/or operation of healthcare facilities in 2004.

Costs and Expenses

The Company's costs and expenses increased from $455,804 during the quarter ended March 31, 2003 to $553,613 during the first quarter of 2004. General and administrative expenses increased $97,809 to $510,998 during the quarter. The increase is attributed to a shift in business to concentrate on the facilities operations business and increase in legal and consulting fees, as well as general office expenses.

During the three months ended March 31, 2004 the Company incurred $100,019 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had a deficit in working capital of $11,791,882 compared to a deficit in working capital of $11,310,173 at December 31, 2003, an increase of $481,709. The increase in working capital deficit was substantially due to the increase in obligations to vendors of the Company at March 31, 2004 as compared to December 31, 2003.

As a result of the Company's net loss of $523,633 during the three months ended March 31, 2004, the Company generated cash flow deficit of $106,997 from operating activities. This deficit was partially offset of advances from related parties of approximately $102,000.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2003 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Please refer to the Company's 2003 Annual Report on Form 10-KSB for information on litigation pending against the Company.

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

         (b)   Reports on Form 8-K

               On February 10, 2004, the company filed a Current Report Form 8-K dated February 9, 2004 reporting under Item 5, the execution by its wholly owned subsidiary, International Healthcare Investments LTD., Inc. ("IHI"), of an agreement to sell, and IHI's delivery to the purchaser of, an aggregate $275,000,000 principal amount of its 12% Bonds due 2014. See the discussion in this Form 8-K Report for a more complete discussion of the Bonds.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-GPO, Inc.
                                        (Registrant)

Date: May 17, 2004                      By: /s/ NORMAN R. DOBIESZ
                                            Norman R. Dobiesz
                                            Chairman and Chief Executive Officer

CERTIFICATION
-------------

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

Date: May 17, 2004

                                        /s/ NORMAN R. DOBIESZ
                                            Norman R. Dobiesz
                                            Chief Executive Officer

CERTIFICATION
-------------

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

Date: May 17, 2004

                                       /s/ SAMUEL A. GRECO
                                           Samuel A. Greco
                                           President and Chief Operating Officer