Form 10QSB
period 2004-06-30
V GPO  INC
filed 2004-08-12
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of August 6, 2004, the Registrant had 37,765,500 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   V-GPO, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                   June 30, 2004 and December 31, 2003

                  Condensed Consolidated Statements of Losses:
                   Three and Six Months Ended June 30, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows:
                   Six Months Ended June 30, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial
                   Statements:  June 30, 2004

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                   V-GPO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             (Unaudited)          (Audited)
                                            JUNE 30, 2004     DECEMBER 31, 2003
                                            -------------     -----------------

ASSETS
Current Assets:
Cash and Cash Equivalents                     $       233           $     5,438
Accounts Receivable                             1,075,520               832,186
Prepaid Expenses and Other                        116,774               116,774
                                              -----------           -----------
Total Current Assets                            1,192,527               954,398

Property and Equipment:
Property and Equipment, at cost                    57,821                57,821
Less: Accumulated Depreciation                     50,769                48,978
                                              -----------           -----------
Total Property and Equipment                        7,052                 8,843

Other Assets:
Advances to Related Parties (Note F)            1,364,687             1,363,946
Software Development, net of
 accumulated amortization of
 $425,042 and $347,762 at June
 30, 2004 and December 31, 2003,
 respectively                                     347,762               425,042
                                              -----------           -----------
Total Other Assets                              1,712,449             1,788,988

Total Assets                                  $ 2,912,028           $ 2,752,229
                                              ===========           ===========

LIABILITIES AND (DEFICIENCY IN)
 STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued
 Liabilities                                  $ 5,659,303           $ 4,733,247
Advances from Related Parties
 (Note F)                                       1,913,491             1,764,591
Other Advances                                    130,500               130,500
Notes Payable (Note B)                          1,779,983             1,779,983
Line of Credit (Note C)                           231,250               231,250
Software License Fees Due                       3,625,000             3,625,000
                                              -----------           -----------
Total Current Liabilities                      13,339,527            12,264,571


Commitments and Contingencies
 (Note G)                                               -                     -

(DEFICIENCY IN) STOCKHOLDERS'
 EQUITY
Preferred Stock, par value
 $0.001 per share; 20,000,000
 shares authorized: Series A
 Preferred Stock, par value
 $0.001 per share; 100,000
 shares authorized; 100,000
 shares issued at June 30,
 2004 and December 31, 2003
 (Note D)                                             100                   100
Common Stock, par value $0.0001
 per share; 100,000,000 shares
 authorized; 37,765,500 shares
 issued at June 30, 2004 and
 December 31, 2003 (Note D)                         3,777                 3,777
Treasury Stock                                   (242,500)             (242,500)
Additional Paid-in Capital                      1,987,362             1,987,362
Accumulated Deficit                           (12,176,238)          (11,261,081)
                                              -----------           -----------
(Deficiency in) Stockholders'
 Equity                                       (10,427,499)           (9,512,342)

Total Liabilities and (Deficiency
 in) Stockholders' Equity                     $ 2,912,028           $ 2,752,229
                                              ===========           ===========


                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                      For The Three Months Ended       For The Six Months Ended
                                   June 30,                       June 30,
                              2004          2003             2004          2003
                              ----          ----             ----          ----

Revenue:
Consulting Income      $   129,999   $   159,999      $   259,998   $   371,081
Cost of Revenue                  -             -                -             -
                       -----------   -----------      -----------   -----------
Gross Profit               129,999       159,999          259,998       371,081

Operating Expenses
 Selling, General
 and Administrative        416,421       350,864          927,419       764,051
Depreciation and
 Amortization               36,456        42,615           79,071        85,230
                       -----------   -----------      -----------   -----------
Total Operating
 Expenses                  452,877       393,479        1,006,490       849,281


Loss from
 Operations               (322,878)     (233,480)        (746,492)     (478,200)


Interest (Expense)         (68,646)     (100,077)        (168,665)     (200,189)
                       -----------   -----------      -----------   -----------

Loss from
 Operations before
 Provision for
 Income Taxes             (391,524)     (333,557)        (915,157)     (678,389)

Provision for
 Income Taxes                    -             -                -             -
                       -----------   -----------      -----------   -----------
Net Loss               $  (391,524)  $  (333,557)     $  (915,157)  $  (678,389)
                       ===========   ===========      ===========   ===========

Loss per common
 share (basic and
assuming dilution)     $     (0.01)  $     (0.01)     $     (0.02)  $     (0.02)
                       ===========   ===========      ===========   ===========
Weighted average
 shares outstanding
 basic and diluted      37,765,500    37,765,500       37,765,500    37,765,500


                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                               For The Six Months Ended June 30,
                                                     2004                  2003
                                                     ----                  ----

Cash flows from
 operating activities:
Net loss from
 operating activities                         $  (915,157)          $  (678,389)
Adjustments to reconcile
 net loss to net cash
 (used in) operating
 activities:
Depreciation and amortization                      79,071                85,230
(Increase) decrease in:
Accounts receivable                              (243,334)             (271,000)
Prepaid expenses and other
 assets                                                 -                   627
Increase (decrease) in:
Accounts payable and accrued
 liabilities                                      926,056               819,135
                                              -----------           -----------
Net cash (used in) operating
 activities                                      (153,364)              (44,397)

Cash flows from investing
 activities:
Reversal of erroneous record
 in prior year                                          -                   192
                                              -----------           -----------
Net cash provided by investing
 activities                                             -                   192

Cash flows from financing
 activities:
Advances to related parties                          (741)              (41,175)
Advances from related parties                     148,900                83,912
                                              -----------           -----------
Net cash provided by financing
 activities                                       148,159                42,737

Net increase (decrease) in
 cash and cash equivalents                         (5,205)               (1,468)

Cash and cash equivalents at
 beginning of the period                            5,438                 3,600
                                              -----------           -----------

Cash and cash equivalents at
 end of the period                            $       233           $     2,132
                                              ===========           ===========


Supplemental Information:
Cash paid during the year for interest        $         -           $         -
Cash paid during the year for income taxes    $         -           $         -


                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                      For The Three Months Ended       For The Six Months Ended
                                   June 30,                       June 30,
                              2004          2003             2004          2003
                              ----          ----             ----          ----
Net loss - as
 reported             $  (391,524)   $ (333,557)       $ (915,157)   $ (678,389)

Add: Total stock
 based employee
 compensation
 expense as
 reported under
 intrinsic value
 method (APB. No.25)            -             -                -              -
Deduct: Total stock
 based employee
 compensation
 expense as
 reported under
 fair value based
 method (SFAS No.123)           -       (11,398)                -       (20,388)
                      -----------   -----------       -----------    -----------

Net loss - Pro
 Forma                $  (391,524)  $  (344,955)      $  (915,157)   $ (698,777)
                      ===========   ===========       ===========    ===========
Net loss
 attributable
 to common
 stockholders
 - Pro Forma          $  (391,524)  $  (344,955)      $  (915,157)   $ (698,777)
                      ===========   ===========       ===========    ===========
Basic (and assuming
 dilution) loss per
 share - as reported  $     (0.01)  $     (0.01)      $     (0.02)   $    (0.02)
                      ===========   ===========       ===========    ==========
Basic (and assuming
 dilution) loss per
 share - Pro Forma    $     (0.01)  $     (0.01)      $     (0.02)   $    (0.02)
                      ===========   ===========       ===========    ==========

NOTE B - NOTES PAYABLE

Notes payable at
 June 30, 2004 and
 December 31, 2003
 are as follows:

                                            June 30, 2004     December 31, 2003
                                            -------------     -----------------
10% senior convertible notes
 payable, unsecured and due
 six months from the date of
 the note with the latest
 maturity June 2001; Noteholder
 has the option to convert
 unpaid note principal together
 with accrued and unpaid interest
 to the Company's common stock at
 a rate of $1.50 per share. In the
 event the unpaid principal amount
 of the Notes, together with any
 accrued and unpaid interest, are
 not converted or paid in full by
 maturity, then interest accrues at
 12.5% per annum until paid in full.
 The Company is in default under the
 terms of the Note Agreement.                 $ 1,779,983          $  1,779,983
                                              -----------          ------------
                                                1,779,983             1,779,983
Less: current portion                          (1,779,983)           (1,779,983)
                                              -----------          ------------
                                              $         -          $          -
                                              ===========          ============

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE C - LINE OF CREDIT

Line of Credit at June 30, 2004 and
 December 31, 2003 are as follows:

                                            June 30, 2004     December 31, 2003
                                            -------------     -----------------
 Line of Credit, secured by certain
 receivables and related contracts
 and proceeds thereof up to an
 aggregate of $740,000 under a
 Security Agreement, line cannot
 exceed $370,000, to be repaid upon
 earlier of receipt by Company of
 accounts receivable owed by certain
 account debtors or December 15,
 2001. The Company is in default
 under the terms of this agreement.           $   231,250           $   231,250
                                              -----------           -----------
Less Current Portion                             (231,250)             (231,250)
                                              -----------           -----------
                                              $         -           $         -
                                              ===========           ===========

NOTE D - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of June 30, 2004 and December 31, 2003, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of June 30, 2004 and December 31, 2003, the Company has 37,765,500 shares of common stock issued and outstanding.

NOTE E - STOCK OPTIONS AND WARRANTS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

                                                              Weighted Average
                                        Number of Shares       Price Per Share
                                        ----------------      ----------------

Outstanding at January 1, 2002                   250,000           $      0.25
 Granted                                               -                     -
 Exercised                                             -                     -
 Canceled or expired                                   -                     -
                                             -----------           -----------
Outstanding at December 31, 2002                 250,000                  0.25
 Granted                                               -                     -
 Exercised                                             -                     -
 Canceled or expired                                   -                     -
                                             -----------           -----------
Outstanding at December 31, 2003                 250,000                  0.25
 Granted                                               -                     -
 Exercised                                             -                     -
 Canceled or expired                            (250,000)                 0.25
                                             -----------           -----------
Outstanding at June 30, 2004                           -           $         -
                                             ===========           ===========

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS (Continued)

Employee Stock Options (Continued)

The Company did not grant any employee stock options and no stock options were vested during the period ended June 30, 2004. The estimated value of the options vested during the period ended June 30, 2003 was determined using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.13%, a dividend yield of 0% and volatility of 143%. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(915,157) and $(0.02) at June 30, 2004, and $(698,777) and $(0.02) at June 30, 2003, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.


                          Warrants Outstanding                                  Warrants Exercisable
                          --------------------                                  --------------------
                                   Weighted Average          Weighted                        Weighted
                     Number      Remaining Contractual       Average          Number          Average
Exercise Price    Outstanding        Life (Years)         Exercise Price    Exercisable    Exercise Price
--------------    -----------    ---------------------    --------------    -----------    --------------
        $ 1.00        643,324                     3.50            $ 1.00        643,324            $ 1.00
        ------        -------                     ----             -----        -------            ------
        $ 1.00        643,324                     3.50            $ 1.00        643,324            $ 1.00
        ======        =======                     ====            ======        =======            ======



Transactions involving warrants are summarized as follows:

                                                              Weighted Average
                                        Number of Shares       Price Per Share
                                        ----------------      ----------------

Outstanding at January 1, 2002                   643,324           $      1.00
 Granted                                               -                     -
 Exercised                                             -                     -
 Canceled or expired                                   -                     -
                                             -----------           -----------
Outstanding at December 31, 2002                 643,324           $      1.00
 Granted                                               -                     -
 Exercised                                             -                     -
 Canceled or expired                                   -                     -
                                             -----------           -----------
 Outstanding at December 31, 2003                643,324           $      1.00
                                             ===========           ===========
 Granted                                               -                     -
 Exercised                                             -                     -
 Canceled or expired                                   -                     -
                                             -----------           -----------
 Outstanding at June 30, 2004                    643,324           $      1.00
                                             ===========           ===========

The Company did not grant any compensatory warrants to non-employees during the period ended June 30, 2004 and 2003 and all previously granted warrants were fully vested, therefore no expense was charged to operations during the periods then ended.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE F - RELATED PARTY TRANSACTIONS

Advances from related parties at June 30, 2004 and December 31, 2003 are as follows:

                                            June 30, 2004     December 31, 2003
                                            -------------     -----------------

10% note payable, unsecured and
 payable on demand to Company
 officer                                         $ 75,000              $ 75,000
10% note payable, unsecured and
 payable on demand to Company
 officer                                          325,000               325,000
Series of advances unsecured and
 payable on demand to entities
 controlled by Company officers,
 accrues interest at 10% per annum                 60,800                60,800
Series of advances unsecured and
 payable on demand to Company
 officers, accrues interest at
 10% per annum                                    610,000               610,000
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                 47,650                47,650
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                215,800               215,800
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                151,300               151,300
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                 60,000                60,000
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 non-interest bearing                             108,680                98,330
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 non-interest bearing                             259,261               120,711
                                                  -------               -------
Total                                           1,913,491             1,764,591
Less: current portion                          (1,913,491)           (1,764,591)
                                              -----------           -----------
                                              $         -           $         -
                                              ===========           ===========

The Company also has advanced funds to entities controlled by Company officers and principal shareholders during the period ended June 30, 2004 and the year ended December 31, 2003. The amounts due to the Company at June 30, 2004 and December 31, 2003 were $1,364,687 and $1,363,946, respectively. The advances are non-interest bearing, unsecured and no formal repayment terms or arrangements exist.

NOTE G - COMMITMENTS AND CONTINGENCIES

Financing Commitment and Acquisitions

In January 2004, the Company's wholly-owned subsidiary, IHI, prepared and circulated an Offering Memorandum ("Offering") to issue an aggregate of $275,000,000 principal amount of bonds ("Bonds"). Under the proposed terms of the Offering, the Bonds will bear 12% of interest per annum and the unpaid principal, together with accrued and unpaid interest will be payable in full in 2014. Under the terms of the proposed Offering, the Company will fully and unconditionally guarantee the Bonds. Upon receipt of the net proceeds for the issuance of the Bonds, the Company expects to use the proceeds of the Bonds to complete the financing of the acquisition of the certain healthcare facilities, provide working capital for operations and facilitate any acquisitions the Company may identify in the future. There is no assurance the Bonds will be issued and funding will be received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Three Months Ended June 30, 2004 and 2003

Revenues

The Company's revenues decreased $30,000 to $129,999 during the second quarter of 2004 as compared to $159,999 during the second quarter in 2003, a decrease of 18.75%. The decrease is attributable to a decrease in rendering services in regards to ownership, management and/or operation of healthcare facilities in 2004.

Costs and Expenses

The Company's costs and expenses increased from $393,479 during the quarter ended June 30, 2003 to $452,877 during the second quarter of 2004. General and administrative expenses increased $65,557 to $416,421 during the quarter. The increase is attributed to a shift in business to concentrate on the facilities operations business and increase in legal and consulting fees, as well as general office expenses.

During the three months ended June 30, 2004 the Company incurred $68,646 of interest expense associated with previously incurred debt.

Six Months Ended June 30, 2004 and 2003

Revenues

The Company's revenues decreased $111,083 to $259,998 during the six months ended June 30, 2004 as compared to $371,081 during the same period in 2003, a decrease of 29.93%. The decrease is attributable to a decrease in rendering services in regards to ownership, management and/or operation of healthcare facilities in 2004.

Costs and Expenses

The Company's costs and expenses increased from $849,281 during the six months ended June 30, 2003 to $1,006,490 during the same period in 2004. General and administrative expenses increased $163,368 from $764,051 during the six months ended June 30, 2003 to $927,419 during the same period in 2004. The increase is attributed to a shift in business to concentrate on the facilities operations business and increase in legal and consulting fees, as well as general office expenses.

During the six months ended June 30, 2004 the Company incurred $168,665 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had a deficit in working capital of $12,147,000 compared to a deficit in working capital of $11,310,173 at December 31, 2003, an increase of $836,827. The increase in working capital deficit was substantially due to the increase in obligations to vendors of the Company at June 30, 2004 as compared to December 31, 2003.

As a result of the  Company's  net loss of $915,157  during the six months ended
June 30, 2004, the Company generated cash flow deficit of $153,364 from operating activities. This deficit was partially offset of advances from related parties of approximately $148,900.

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

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

     Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or delivered under the Exchange Act.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports On Form 8-K

         (a)  Exhibits

              31.1 Certification   of  Norman  R.  Dobiesz   pursuant  to   Rule
                   13a-14(a)  of  the  Securities  Exchange   Act  of  1934,  as
                   amended.

              31.2 Certification  of Samuel A. Greco pursuant to Rule  13a-14(a)
                   of the Securities Exchange Act of 1934, as amended.


              32.1 Certification  of Norman R.  Dobiesz  pursuant  to 18  U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

              32.2 Certification  of  Samuel  A.  Greco  pursuant  to 18  U.S.C.
                   Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (b)  Reports on Form 8-K

         None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-GPO, Inc.
                                        (Registrant)

Date: August 11, 2004                    By: /s/ NORMAN R. DOBIESZ
                                            Norman R. Dobiesz
                                            Chairman and Chief Executive Officer