Form 10QSB
period 2004-09-30
V GPO  INC
filed 2004-11-12
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

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

     As of November 12, 2004, the Registrant had 37,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   V-GPO, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2004

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                   September 30, 2004 and December 31, 2003

                  Condensed Consolidated Statements of Losses:
                   Three and Nine Months Ended September 30, 2004 and 2003

                  Condensed Consolidated Statements of Cash Flows:
                   Nine Months Ended September 30, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial
                   Statements: September 30, 2004

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                   V-GPO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                          (Unaudited)              (Audited)
                                       September 30, 2004     December 31, 2003
                                       ------------------     -----------------

ASSETS
Current Assets:
Cash and Cash Equivalents                     $     5,287           $     5,438
Accounts Receivable                             1,192,186               832,186
Prepaid Expenses and Other                        116,774               116,774
                                              -----------           -----------

Total Current Assets                            1,314,247               954,398

Property and Equipment:
Property and Equipment, at cost                    57,821                57,821
Less:  Accumulated  Depreciation                   51,637                48,978
                                              -----------           -----------
                                                    6,184                 8,843

Other Assets:
Advances to Related Parties (Note F)            1,365,347             1,363,946
Software Development, net of
 accumulated amortization                         309,122               425,042
                                              -----------           -----------
                                                1,674,469             1,788,988

Total Assets                                  $ 2,994,900           $ 2,752,229
                                              ===========           ===========


LIABILITIES AND (DEFICIENCY) IN
 STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued
 Liabilities                                  $ 6,187,542           $ 4,733,247
Advances from Related Parties
(Note F)                                        1,913,541             1,764,591
Other Advances                                    130,500               130,500
Notes Payable (Note B)                          1,779,983             1,779,983
Line of Credit (Note C)                           231,250               231,250
Software License Fees Due                       3,625,000             3,625,000
                                              -----------           -----------

Total Current Liabilities                      13,867,816            12,264,571

Commitments and Contingencies                           -                     -

(DEFICIENCY) IN STOCKHOLDERS'
 EQUITY
Preferred Stock, par value
 $0.001 per share; 20,000,000
 shares authorized                                      -                     -
Series A Preferred Stock, par
 value $ 0.001 per share; 100,000
 shares authorized; 100,000 issued
 at September 30, 2004 and December
 31, 2003,respectively (Note D)                       100                   100
Common Stock, par value $ 0.0001 per
 share; 100,000,000 shares authorized;
 37,765,500 shares issued at September
 30, 2004 and December 31, 2003,
 respectively (Note D)                              3,777                 3,777
Treasury Stock                                   (242,500)             (242,500)
Additional paid-in Capital                      1,987,362             1,987,362
Accumulated Deficit                           (12,621,655)          (11,261,081)
                                             ------------          ------------
(Deficiency) in Stockholders' Equity          (10,872,916)           (9,512,342)

Total Liabilities and Deficiency in
 Stockholders' Equity                        $  2,994,900          $  2,752,229
                                             ============          ============

                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                      For The Three Months Ended    For The Nine Months Ended
                             September 30,               September 30,
                          2004              2003     2004              2003
                          ----              ----     ----              ----
Revenue:
Consulting Income     $    129,999  $    159,999    $    389,997  $    531,080

Operating Expenses:
 Selling, General
 and Administrative        435,864       443,925       1,363,283     1,207,976
Depreciation and
Amortization                39,508        42,615         118,579       127,845
                      ------------  ------------    ------------  ------------
Total Operating
 Expenses                  475,372       486,540       1,481,862     1,335,821


(Loss) from
 Operation                (345,373)     (326,541)     (1,091,865)     (804,741)


Interest (Expense)        (100,044)     (100,044)       (268,709)     (300,233)
                      ------------  ------------    ------------  ------------

Loss from
 Operations before
 Provision for
 Income Taxes             (445,417)     (426,585)     (1,360,574)   (1,104,974)

Provision for
 Income Taxes                    -             -               -             -
                     ------------  ------------     ------------  ------------
Net (Loss)           $   (445,417) $   (426,585)   $ (1,360,574) $ (1,104,974)
                     ============  ============    ============  ============

Loss per common
 share (basic
 and assuming
 dilution)           $      (0.01) $      (0.01)   $      (0.04) $      (0.03)
                     ============  ============    ============  ============

Weighted average
 shares outstanding
 basic and diluted     37,765,500    37,765,500      37,765,500    37,765,500
                     ============  ============    ============  ============



                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                      For The Nine Months Ended September 30,
                                              2004                     2003
                                              ----                     ----

Cash flows from
 operating activities:

Net loss from operating
 activities                                   $ (1,360,574)      $ (1,104,974)
Adjustments to reconcile
 net loss to net cash
 (used in) operating
 activities:
Depreciation and amortization                      118,579            127,845
Write off of property and
 equipment                                               -                192
(Increase) decrease in:
Accounts receivable                               (360,000)          (424,333)
Prepaid expenses and other
 assets                                                  -            (75,000)
Advances to employees                                    -                627
Increase (decrease) in:
Accounts payable and accrued
 liabilities                                     1,454,295          1,320,473
                                              ------------       ------------
Net cash (used in) operating
 activities                                       (147,700)         (155,170)

Cash flows from financing
 activities:
Other Advances                                           -             80,500
Advances to related parties                         (1,401)           (45,899)
Advances from related parties                      148,950            119,273
                                              ------------       ------------
Net cash provided by financing
 activities                                        147,549            153,874

Net (decrease) in cash and
 cash equivalents                                     (151)            (1,296)

Cash and cash equivalents at
 beginning of the period                             5,438              3,600
                                              ------------       ------------
Cash and cash equivalents at
 end of period                                $      5,287       $      2,304
                                              ============       ============


Supplemental Disclosures of
 Cash Flow Information:
Cash paid during the period
 for interest                                 $          -       $          -
                                              ============       ============

Cash paid during the period
 for income taxes                                        -                  -
                                              ============       ============

                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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


                      For The Three Months Ended    For The Nine Months Ended
                             September 30,               September 30,
                          2004             2003      2004              2003
                          ----             ----      ----              ----

Net loss - as
reported              $   (445,417)   $  (426,585)  $ (1,360,574)  $ (1,104,974)
Add: Total stock0
 based employee
 compensation
 expense as
 reported under
 intrinsic value
 method (APB.No.25)              -              -              -             -
Deduct: Total stock
 based employee
 compensation
 expense as reported
 under fair value
 based method
 (SFAS No.123)                   -           (456)             -        (20,843)
                      ------------   ------------   ------------   ------------
Net loss - Pro
 Forma                $   (445,417)  $   (427,041)  $ (1,360,574)  $ (1,125,817)
                      ============   ============   ============   ============
Net loss
 attributable
 to common
 stockholders
 - Pro Forma          $   (445,417)  $   (427,041)  $ (1,360,574)  $ (1,125,817)
                      ============   ============   ============   ============

Basic (and assuming
 dilution) loss per
 share - as reported  $      (0.01)  $      (0.01)  $      (0.04)  $      (0.03)
                      ============   ============   ============   ============

Basic (and assuming
 dilution) loss per
 share - Pro Forma    $      (0.01)  $      (0.01)  $      (0.04)  $      (0.03)
                      ============   ============   ============   ============

NOTE B - NOTES PAYABLE

Notes payable at
 September 30, 2004
 and December 31,
 2003 are as follows:

                                         September 30, 2004  December 31, 2003
                                         ------------------  -----------------

10% senior convertible notes
 payable, unsecured and due
 six months from the date of
 the note with the latest
 maturity June 2001; Noteholder
 has the option to convert
 unpaid note principal together
 with accrued and unpaid interest
 to the Company's common stock at
 a rate of $1.50 per share. In the
 event the unpaid principal amount
 of the notes, together with any
 accrued and unpaid interest, are
 not converted or paid in full by
 maturity, then interest accrues at
 12.5% per annum until paid in full.
 The Company is in default under the
 terms of the Note Agreement.            $  1,779,983             $  1,779,983
                                         ------------             ------------
                                            1,779,983               1,779,983
Less: current portion                      (1,779,983)             (1,779,983)
                                         ------------             ------------
                                         $          -             $          -
                                         ============             ============

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE C - LINE OF CREDIT

Line of Credit at September 30,
 2004 and December 31, 2003 are
 as follows:

                                         September 30, 2004  December 31, 2003
                                         ------------------  -----------------

Line of Credit, secured by certain
 receivables and related contracts
 and proceeds thereof up to an
 aggregate of $740,000 under a
 Security Agreement, line cannot
 exceed $370,000, to be repaid upon
 earlier of receipt by Company of
 accounts receivable owed by certain
 account debtors or December 15,
 2001. The Company is in default
 under the terms of this agreement.      $    231,250             $    231,250
                                         ------------             ------------
Less Current Portion                         (231,250)                (231,250)
                                         ------------             ------------
                                         $          -             $          -
                                         ============             ============

NOTE D - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of September 30, 2004 and December 31, 2003, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of September 30, 2004 and December 31, 2003, the Company has 37,765,500 shares of common stock issued and outstanding.

NOTE E - STOCK OPTIONS AND WARRANTS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

                                                               Weighted Average
                                        Number of Shares        Price Per Share
                                        ----------------       ----------------

Outstanding at January 1, 2002                   250,000           $       0.25
 Granted                                               -                      -
 Exercised                                             -                      -
 Canceled or expired                                   -                      -
                                            ------------           ------------
Outstanding at December 31, 2002                 250,000                   0.25
 Granted                                               -                      -
 Exercised                                             -                      -
 Canceled or expired                                   -                      -
                                            ------------           ------------
Outstanding at December 31, 2003                 250,000                   0.25
 Granted                                               -                      -
 Exercised                                             -                      -
 Canceled or expired                            (250,000)                  0.25
                                            ------------           ------------
Outstanding at September 30, 2004                      -           $          -
                                            ============           ============

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE E - STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options (Continued)

The Company did not grant any employee stock options and no stock options were vested during the period ended September 30, 2004. The estimated value of the options vested during the period ended September 30, 2003 was determined using the Black-Scholes pricing model and the following assumptions: expected term of 5 years, a risk free interest rate of 1.13%, a dividend yield of 0% and volatility of 143%. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,360,574) and $(0.04) for the nine months ended September 30, 2004, and $(1,125,817) and $(0.03) for the nine months ended September 30, 2003, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.


                           Warrants Outstanding                                    Warrants Exercisable
                           --------------------                                    --------------------

                                      Weighted Average          Weighted                            Weighted
                      Number        Remaining Contractual       Average             Number          Average
Exercise Price     Outstanding          Life (Years)         Exercise Price       Exercisable    Exercise Price
--------------     -----------      ---------------------    --------------       -----------   ---------------

         $1.00         643,324                       3.25            $ 1.00           643,324           $  1.00
         -----         -------                       ----            ------           -------            ------
                       643,324                       3.25            $ 1.00           643,324           $  1.00
                       =======                       ====            ======           =======           =======



Transactions involving warrants are summarized as follows:

                                                              Weighted Average
                                     Number of Shares          Price Per Share
                                     ----------------         ----------------

Outstanding at January 1, 2002                643,324             $       1.00
 Granted                                            -                        -
 Exercised                                          -                        -
 Canceled or expired                                -                        -
                                         ------------             ------------
Outstanding at December 31, 2002              643,324             $       1.00
 Granted                                            -                        -
 Exercised                                          -                        -
 Canceled or expired                                -                        -
                                         ------------             ------------
Outstanding at December 31, 2003              643,324             $       1.00
                                         ============             ============
 Granted                                            -                        -
 Exercised                                          -                        -
 Canceled or expired                                -                        -
                                         ------------             ------------
Outstanding at September 30, 2004             643,324             $       1.00
                                         ============             ============

The Company did not grant any compensatory warrants to non-employees during the three month periods ended September 30, 2004 and 2003 and all previously granted warrants were fully vested, accordingly no expense was charged to operations during the periods then ended.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE F - RELATED PARTY TRANSACTIONS

Advances from related parties at September 30, 2004 and December 31, 2003 are as follows:

                                         September 30, 2004  December 31, 2003
                                         ------------------  -----------------

10% note payable, unsecured and
 payable on demand to Company
 officer                                       $     75,000       $     75,000
10% note payable, unsecured and
 payable on demand to Company
 officer                                            325,000            325,000
Series of advances unsecured and
 payable on demand to entities
 controlled by Company officers,
 accrues interest at 10% per annum                   60,800             60,800
Series of advances unsecured and
 payable on demand to Company
 officers, accrues interest at
 10% per annum                                      610,000            610,000
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                   47,650             47,650
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                  215,800            215,800
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                  151,300            151,300
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                   60,000             60,000
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 non-interest bearing                               108,730             98,330
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 non-interest bearing                               259,261            120,711
                                               ------------        -----------
Total                                             1,913,541          1,764,591
Less: current portion                            (1,913,541)       (1,764,591)
                                               ------------        -----------
                                               $          -        $         -
                                               ============        ===========

The Company also has advanced funds to entities controlled by Company officers and principal shareholders for the period ended September 30, 2004 and for the year ended December 31, 2003. The amounts due to the Company at September 30, 2004 and December 31, 2003 were $1,365,347 and $1,363,946, respectively. The advances are non-interest bearing, unsecured and no formal repayment terms or arrangements exist.

NOTE G - COMMITMENTS AND CONTINGENCIES

Financing Commitment and Acquisitions

In January 2004, the Company's wholly-owned subsidiary, IHI, prepared and circulated an Offering Memorandum ("Offering") to issue an aggregate of $275,000,000 principal amount of bonds ("Bonds"). Under the proposed terms of the Offering, the Bonds will bear 12% of interest per annum and the unpaid principal, together with accrued and unpaid interest will be payable in full in 2014. Under the terms of the

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Financing Commitment and Acquisitions (Continued)

proposed Offering, the Company will fully and unconditionally guarantee the Bonds. Upon receipt of the net proceeds for the issuance of the Bonds, the Company expects to use the proceeds of the Bonds to complete the financing of the acquisition of the certain healthcare facilities, provide working capital for operations and facilitate any acquisitions the Company may identify in the future. There is no assurance the Bonds will be issued and funding will be received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and
international  economic  business  conditions,   increased  competition  in  the
Company's markets and products. Other factors may include; availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company will be achieved.

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

Three Months Ended September 30, 2004 and 2003

Revenues

The Company's revenues decreased $30,000 to $129,999 during the three months ended September 30, 2004 as compared to $159,999 during the same period in 2003, a decrease of 18.75%. This is attributable to a decrease in rendering services in connection with the management and/or operation of healthcare facilities in 2004.

Costs and Expenses

The Company's costs and expenses decreased from $486,540 during the three months ended September 30, 2003 to $475,372 during the same period in 2004. General and administrative expenses decreased $8,061 from $443,925 during the three months ended September 30, 2003 to $435,864 during the same period in 2004. The decrease is attributed to a shift in business to concentrate on the facilities operations business and therefore cutting healthcare personnel from the operations.

During the three months ended September 30, 2004 the Company incurred $100,044 of interest expense associated with previously incurred debt.

Nine Months Ended September 30, 2004 and 2003

Revenues

The Company's revenues decreased $141,083 to $389,997 during the nine months ended September 30, 2004 as compared to $531,080 during the same period in 2003, a decrease of 26.57%. This is attributable to a decrease in rendering services in connection with the management and/or operation of healthcare facilities in 2004.

Costs and Expenses

The Company's costs and expenses increased from $1,335,821 during the nine months ended September 30, 2003 to $1,481,862 during the same period in 2004. General and administrative expenses increased $155,307 from $1,207,976 during the nine months ended September 30, 2003 to $1,363,283 during the same period in 2004. The increase is attributed to a shift in business to concentrate on the facilities operations business and therefore cutting healthcare personnel from the operations due to lack of capital funding.

During the nine months ended September 30, 2004 the Company incurred $268,709 of interest expense associated with previously incurred debt.

Liquidity and Capital Resources

As of September 30, 2004, the Company had a deficit in working capital of $12,535,569 compared to a deficit in working capital of $11,310,173 at December 31, 2003, a decrease in working capital of $1,225,396. The decrease in working capital was substantially due to the lack of available revenue at September 30, 2004 as compared to December 31, 2003.

As a result of the Company's operating loss of $1,360,574 during the nine months ended September 30, 2004, the Company generated cash flow deficit of $147,700 from operating activities. This deficit was partially offset by advances from related parties of $147,549 (net of repayments to related parties of $1,401).

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

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

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

     (b) Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

          Please refer to the Company's 2003 Annual Report on Form 10-KSB for information on litigation pending against the Company.

Item 2.  Changes in Securities and Use of Proceeds

         (a)  None
         (b)  None
         (c)  None

Item 3.  Defaults Upon Senior Securities

         The Company is in arrears in an aggregate amount of $1,779,983 payable under its 10% unsecured, senior convertible notes payable and due six months from the date of each note with the latest maturity June 2001.

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

                                V-GPO, Inc.
                                (Registrant)

Date: November 5, 2004          By: /s/  NORMAN R. DOBIESZ
                                         Norman R. Dobiesz
                                         Chairman and Chief Executive Officer