Form 10KSB
period 2004-12-31
V GPO  INC
filed 2005-03-30
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 159D)OF THE SECURITIES EXCHANGE ACT OF 1934(No Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

       Securities registered pursuant to Section 12(g)of the Exchange Act:

                         Common stock, $.0001 par value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB,[X].

Issuer's revenues for its most recent fiscal year: $ 36,663
                                                   --------

The aggregate market value (closing sale price) on the OTC Bulletin Board of the Registrant's Common Stock held by non-affiliates at February 10, 2005, was approximately $3,195,000. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 1, 2005, 37,765,500 shares of the Registrant's common stock, par value $.0001, were issued and outstanding.

Exhibit index appears on pages 21-22.

                                TABLE OF CONTENTS

 PART I                                                                   PAGE

      Item 1    Business                                                     4

      Item 2    Property                                                     6

      Item 3    Legal Proceedings                                            6

      Item 4    Submission of Matters to a Vote of
                  Security Holders                                           7

 PART II

      Item 5    Market for Common Equity and Related
                  Stockholder Matters                                      7-8

      Item 6    Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                              8-13

      Item 7    Financial Statements and Schedule                           13

      Item 8    Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure                                                13

      Item 8A   Controls and Procedures                                  13-14

 PART III

      Item 9    Directors and Executive Officers of the
                  Registrant                                             14-15

      Item 10   Executive Compensation                                   15-18

      Item 11   Security Ownership of Certain Beneficial
                  Owners and Management                                  18-19

      Item 12   Certain Relationships and Related
                  Transactions                                           19-20

      Item 13   Exhibits, Financial Statements and Schedules             20-22

      Item 14   Principal Account Fees and Services                      23-24

 SIGNATURES                                                                 29

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

     International Healthcare Investments Ltd. The Company incorporated a wholly-owned Delaware subsidiary, International Healthcare Investments Ltd., Inc. ("IHI"), in April 2002, to own, operate and/or manage suburban and rural healthcare facilities in Texas and Oklahoma. Generally, the Company anticipates that these facilities would be the only facility in the suburban or rural area in which they are located. Because every community is unique, there is no universal approach to healthcare management. IHI is committed to creating programs, services and facilities that actively respond to fulfill the needs and required support of physicians who care for patients in the communities where an IHI facility is located. The Company believes this is the best way to compete in the markets it enters. Subsidiaries of IHI entered into agreements to acquire control of four (4) healthcare facilities in Oklahoma City, Oklahoma. The acquisitions are subject to a variety of conditions, including completion of financing. There can be no assurance that the parties will be able to satisfy these conditions

     IHI has entered into an agreement to sell and has delivered an aggregate of $275 million principal amount of its 12% Bonds Due 2014 ("Bonds"). The Company fully and unconditionally guaranteed the Bonds. IHI has not received any proceeds for the issuance of the Bonds. Despite their agreement to pay, the persons holding the Bonds have refused to pay for them and IHI has initiated steps to obtain return of the Bonds. There is no assurance that IHI will prevail and obtain return of the Bonds.

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

ITEM 2.  PROPERTY

     The Company's headquarters is located at 2150 Whitfield Industrial Way in Sarasota. The Company shares office space with an entity controlled by one of the Company's executive officers who is also a director.

Item 3.  LEGAL PROCEEDINGS

     1. In April, 2003, the Dallas, Texas County Court entered an Interlocutory Judgment Order against the Company in the approximate amount of $406,000 in favor of the Landlord of space formerly leased by the Company in Dallas, Texas for rent allegedly due and unpaid. Final Judgment was entered, the Company filed an Appeal and is awaiting for the decision.

     2. In November, 2002, the Company and a former financial advisor were named as Defendants in a Summons and Complaint filed by a private lender in the United States District Court, Southern District of New York, seeking damages of approximately $260,000 plus interest and attorney's fees, an accounting and rescission of certain corporate actions in connection with the alleged failure by the Company to pay amounts allegedly due under a Promissory Note in the principal amount of $200,000. In July 2003, the Court approved the parties' stipulated agreement to dismiss the Complaint without prejudice to refiling.

     3. In May 2003, the Texas Workforce Commission awarded a former employee of the Company approximately $16,000 in connection with a wage claim. The Company believes it has meritorious defenses to the employee's claims and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has recognized a liability recorded at $4,134 payable under a rescission offer made to and accepted by certain stockholders in 1989 which remains unpaid. This liability has accrued interest at the rate of 6% per annum which also remains unpaid as of the date of this Report on Form 10-KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

     No matters were submitted to a vote to the Company's security holders during the fourth quarter 2004.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     Although the Company's Common Stock is eligible for trading in the over-the-counter market, including quotation on the NASD Over-The-Counter Bulletin Board, public trading in the market for the Company's Common Stock has been sporadic during the last two (2) years. The Company cannot assure that an active, liquid trading market will develop and be maintained in the future.

     The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for the Company's common stock as reported on the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.


                                  COMMON STOCK
                                  ------------

                    2005                    2004                    2003
                    ----                    ----                    ----
                High    Low             High    Low             High    Low
                ----    ---             ----    ---             ----    ---
PERIOD
------
1st Quarter     $0.80   $0.50           $2.20   $1.75           $1.01   $0.85
2nd Quarter                              1.15    0.15            2.25    0.25
3rd Quarter                              0.26    0.15            0.35    0.21
4th Quarter                              0.10    0.05            0.50    0.50


     On February 10, 2005, the last reported sales price for the Company's common stock as reported on the OTC Bulletin Board was $0.50 per share.

     The Company has registered 1,797,097 shares of common stock in a public offering registered on Form S-1 with the Securities and Exchange Commission which went effective on October 31, 1989. These shares consist of 380,430 shares owned by certain shareholders and 1,416,667 treasury shares.

Holders

     As of March 1, 2005, there were approximately 1,001 shareholders of record of the Company's common stock.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2004 and 2003. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

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

     The Company (including V-GPO Delaware's operations) has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Company will sustain revenue growth or achieve profitability.

Critical Accounting Policies and Estimates

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Revenues

     The Company's total revenues were $36,663 for the twelve month period ended December 31, 2004 compared to $590,229 for the same period ended December 31, 2003, a decrease of $553,566 or 94%. The decrease is primarily attributed to the company not recognizing $480,000 of consulting services rendered and billed to a customer during the year ended December 31, 2004, because the collectibility can not be reasonably assured.

Cost of Sales

     The Company did not recognize any direct cost of sales for the year ended December 31, 2004 and 2003.

Operating Expenses

     The Company's operating expenses increased $750,811 from $2,034,353 for the year ended December 31, 2003 compared to $2,785,164 for the same period ended December 31, 2004, or 37%. Selling, general and administrative expenses for the twelve-month period ended December 31, 2004 increased $642,001 from $1,867,885 in 2003 to $2,509,886, or 34%. The selling, general and administrative expenses increase is primarily attributed to the allowance for bad debt expense in the amount of $850,520. Depreciation and amortization expense for the year ended December 31, 2004 decreased $7,964 from $166,468 in 2003 to $158,504. The decrease was because certain fixed assets were fully depreciated during the year ended December 31, 2003. The Company recorded $116,774 impairment of other assets during the year ended December 31, 2004. This was in connection with IHI's Offering Memorandum to issue an aggregate of $275 million bonds. As there is no assurance the bonds will be issued and funding will be received, the Company has charged to operations impairment of the prepaid costs. Interest expense for the twelve-month period ended December 31, 2004 was $379,638. As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries and grant Company stock options to current and future employees.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2004

     As of December 31, 2004, the Company had a working capital deficit of $12,915,862 compared to a deficit of $11,310,173 at December 31, 2003 a deficit increase of $1,605,689. The increase in working capital deficit is primarily attributed to increase in accrued management fees and increase in allowance for doubtful account.

     As a result of our operating losses, the Company generated a cash flow deficit of $145,826 from operating activities during the twelve-month period ended December 31, 2004. The cash flow deficit is primarily attributable to the Company's net loss from operations of $3,128,139 adjusted for depreciation and amortization of $158,504, allowance for doubtful accounts of $825,520, impairment of other assets of $116,774 and changes in accounts payable and accrued expenses.

     There were no cash flows used in investing activities for the twelve-month period ended December 31, 2004.

     Cash flows provided by financing activities were $147,650 during the twelve-month period ended December 31, 2004. This is primarily attributable to $68,359 of cash the Company advanced to related parties and $216,009 of cash advances received from related parties.

     IHI has entered into an agreement to sell and had delivered an aggregate of $275 million principal amount of its 12% Bonds Due 2014 ("Bonds"). The Company fully and unconditionally guaranteed the Bonds. IHI has not received any proceeds for the issuance of the Bonds. Despite their agreement to pay, the persons holding the Bonds have refused to pay for them and IHI has initiated steps to obtain return of the Bonds. There is no assurance that IHI will prevail and obtain return of the Bonds.

     Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2004, that we have incurred operating losses in the last two years and that we are dependent on management's ability to raise capital and develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

     Financial statements as of and for the years ended December 31, 2004 and December 31, 2003 are presented in a separate section of this Report on Form 10-KSB following the information in Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:


-------------------- ------- ---------------------------------------------------
        NAME           AGE                       POSITION
-------------------- ------- ---------------------------------------------------
-------------------- ------- ---------------------------------------------------

Norman R. Dobiesz      57      Chairman, Chief Executive Officer and a Director
-------------------- ------- ---------------------------------------------------
-------------------- ------- ---------------------------------------------------

Samuel A. Greco        53      President, Chief Operating Officer and a Director
-------------------- ------- ---------------------------------------------------
-------------------- ------- ---------------------------------------------------

Edward E. Carty, Jr.   56      Vice President
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

     Norman R. Dobiesz is the Chairman, Chief Executive Officer, Director and a principal shareholder of the Company responsible for the headquarters function in Florida. Since 1991, Mr. Dobiesz has served as a Director of Teltronics, Inc., a corporation filing reports under the Securities Exchange Act of 1934. Mr. Dobiesz is President and owner of Florida Software Systems, Inc. and its affiliates which developed the V-GPO Software. SEE ITEM 1. BUSINESS - THE BUSINESS OF V-GPO - CESSATION OF SUPPLY CHAIN MANAGEMENT AND B-2-B ACTIVITIES.

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

     The Company is presently seeking to identify individuals eligible and willing to serve as independent directors on an audit committee of the Company. However, the Company has not yet identified a willing individual. Therefore, the board administers the audit functions directly. The Company's board of directors has determined that the Company does not have an audit committee financial expert because none of its directors possess the attributes specified to qualify an individual as such. The Company has not adopted a Code of Ethics as of the date of this Form 10-KSB as consideration of the matter has not yet been completed.

Item 10.  EXECUTIVE COMPENSATION

     The following tables set forth information regarding the annual and long term compensation paid by the Company's predecessor, V-GPO Delaware, during the years indicated to the Chief Executive Officer, the Chief Operating Officer and its other most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2004 (collectively, the "Named Officers").


                           SUMMARY COMPENSATION TABLE
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                                                                               Securities
   Name and                                                      Restricted    Underlying
   Principal                                     Other Annual      Stock        Options/       LTIP       All Other
   Position       Year     Salary     Bonus    Compensation(1)     Awards        SARs(#)      Payouts   Compensation
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                  2004      (6)         -             -              -              -            -            -
Norman R.         2003      (6)         -             -              -              -            -            -
Dobiesz,          2002      (6)         -             -              -              -            -            -
Chairman          2001      (2)         -             -              -              -            -            -
and CEO           2000      (2)
                  1999      (2)
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                  2004      (6)         -             -              -              -            -            -
Samuel A.         2003      (6)         -             -              -              -            -            -
Greco             2002      (6)         -             -              -              -            -            -
President         2001      (3)         -             -              -              -            -            -
and COO           2000      (3)
                  1999      (3)
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                  2004      (7)         -             -              -              -            -            -
Edwin E.          2003      (7)         -             -              -              -            -            -
Carty, Jr.,       2002      (4)         -             -              -              -            -            -
Vice              2001    $120,000      -             -              -        50,000 shares      -            -
President         2000    $120,000
                  1999    $120,000
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
---------------- ------- ----------- --------- ----------------- ----------- ---------------- --------- --------------
                 2004       (7)         -             -              -              -            -            -
Michael J.       2003       (7)         -             -              -              -            -            -
Kuhn,            2002       (5)         -             -              -              -            -            -
Vice             2001     $120,000      -             -              -        50,000 shares      -            -
President        2000     $120,000
                 1999     $120,000
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

<F4>
(4) Mr. Carty received only partial year compensation through December 31, 2002.

<F5>
(5)  Mr. Kuhn received only partial year compensation through December 31, 2002.

<F6>
(6) Amounts for 2002, 2003, and 2004 have been accrued but not paid for Mr. Dobiesz and Mr. Greco.

<F7>
(7)  Mr. Carty and Mr. Kuhn received no compensation for 2003 and 2004.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------- ------------------------- -------------------------- ------------------- -----------------
                              Number of Securities     % of Total Options/SARs
                            Underlying Options/SARs    Granted to Employees in    Exercise or Base
           Name                   Granted (#)                Fiscal Year           Price ($/Share)    Expiration Date
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

<F2>
(2)  No options or SARs were granted Mr. Carty in 2004.

<F3>
(3)  No options or SARs were granted to Mr. Kuhn in 2004.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                      Number of Securities     Value of Unexercised
                                                                     Underlying Unexercised        In-the-Money
                                                                        Options/SARs at           Options/SARs at
                                                                          FY-End(#)(1)              FY-End(#)(1)

--------------------------- -------------------- --------------------- ------------------------ ----------------------
           Name             Shares Acquired on    Value Realized (S)        Exercisable/            Exercisable/
                               Exercise (#)                                 Unexercisable           Unexercisable
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Norman R. Dobiesz(1)                 -                    -                       -                       -
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Samuel A. Greco(1)                   -                    -                       -                       -
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Edwin E. Carty, Jr.(2)               -                    -                 30,000/20,000               % (2)
--------------------------- -------------------- --------------------- ------------------------ ----------------------
--------------------------- -------------------- --------------------- ------------------------ ----------------------

Michael J. Kuhn(3)                   -                    -                 30,000/20,000               % (3)
--------------------------- -------------------- --------------------- ------------------------ ----------------------

<F1>
(1)  No options have been granted to Mr. Dobiesz or to Mr. Greco.

<F2>
(2) None of the options granted to Mr. Carty were in the money on December 31, 2004.

<F3>
(3) None of the options granted to Mr. Kuhn were in the money on December 31, 2004.

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

     During 2004, the Company did not issue any options under the Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's equity securities as of March 15, 2005 by
(i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.


--------------------------------------------------- ------------------------ ---------------------------- ---------------
   Name and Address(1)of                                                         Amount and Nature of        Percent of
   Beneficial Ownership                                  Title of Class          Beneficial Ownership        Class(2)(6)
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------

Norman R. Dobiesz(3)                                     Common Stock             19,562,500 shares            53.8%
Chairman, Chief Executive Officer                     Series A Preferred           100,000 shares               100%
and Director                                               Stock
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------

Samuel A. Greco                                          Common Stock             11,812,500 shares            32.5%
President, Chief Operating Office
and Director
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
Vice President
--------------------------------------------------- ------------------------ ---------------------------- ---------------
--------------------------------------------------- ------------------------ ---------------------------- ---------------

All  executive  officers and directors                   Common Stock             31,375,000 shares           86.3%
as a Group(4 persons)                                 Series A Preferred           100,000 shares              100%
                                                           Stock

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

     Entities controlled by Norman R. Dobiesz, the Company's Chairman, CEO and principal shareholder, advanced to the Company $1,980,599 in 2004 and $1,764,591 in 2003, all of which was unpaid at December 31, 2004.

     The Company has advanced funds to entities controlled by Company officers and principal shareholders for the year ended December 31, 2004 and 2003. The amounts due to the Company at December 31, 2004 and 2003 were $1,432,305 and $1,363,946, respectively.

     The Company shares office space in Sarasota, Florida with an entity controlled by the Company's officer and director.

Item 13.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

     (b)  Exhibits:

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

  16.1          Letter from Gary  Kriner, CPA  dated  January 30, 2002. Filed as
                Exhibit  16.1 to V-GPO's Form 8-K/A filed January 30, 2002.

  21            List of Subsidiaries.*

  99.1 Certification of Norman R. Dobiesz Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

  99.2 Certification of Samuel A. Greco Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

  (*) Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                                     DECEMBER 31, 2004        DECEMBER 31, 2003
                                     -----------------        -----------------

         1.  Audit Fees                  $  34,550                $  32,305

         2.  Audit Related Fees                 --                       --

         3.  Tax Fees                           --                       --

         4.  All Other Fees                     --                       --

             Total Fees                  $  34,550                $  32,305

     Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

     Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

     Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

     All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

     The Company is presently seeking to identify individuals eligible and willing to serve as independent directors on an audit committee of the Company. However, the Company has not yet identified a willing individual. Therefore, the board administers the audit functions directly. Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to report to the Company's board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2004, were approved by the Company's board of directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        V-GPO, INC.

 Dated:  March 30, 2005                 By: /s/ NORMAN R. DOBIESZ
                                            Norman R. Dobiesz
                                            Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.


     SIGNATURES                      TITLE                           DATE
     ----------                      -----                           ----

/s/ NORMAN R. DOBIESZ           Director, Chairman and          March 30, 2005
                                Chief Executive Officer

    Norman R. Dobiesz


/s/ SAMUEL A. GRECO             Director, President and         March 30, 2005
                                Chief Operating Officer

    Samuel A. Greco

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003



                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                                   V-GPO, INC.

                                   V-GPO, INC.
                          Index to Financial Statements


--------------------------------------------------------------------------------


                                                                      Page No.
                                                                      --------

Report of Independent Registered Certified
 Public Accountants                                                     F-3

Consolidated Balance Sheet at December 31, 2004                         F-4

Consolidated Statements of Losses for the Years
 Ended December 31, 2004 and 2003                                       F-5

Consolidated Statements of Deficiency in
 Stockholders' Equity for the Years Ended
 December 31, 2004 and 2003                                             F-6

Consolidated Statements of Cash Flows for the
 Years Ended December 31, 2004 and 2003                                 F-7

Notes to Consolidated Financial Statements                           F-8 to F-21

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


         REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
         -------------------------------------------------------------


Board of Directors
V-GPO, Inc.
Sarasota, FL


     We have audited the accompanying consolidated balance sheet of V-GPO, Inc. and its wholly-owned subsidiary (the "Company") as of December 31, 2004 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended, in conformance with accounting principles generally accepted in the United States of America.

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

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                        ----------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants

McLean, Virginia
March 1, 2005

                                   V-GPO, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS

Current assets:
Cash and cash Equivalents                                           $     7,262
Accounts receivable, net of allowance for
 doubtful account of $850,520                                             6,666
                                                                    -----------
Total current assets                                                     13,928

Property, plant and equipment: (Note B)
Property, plant and equipment, at cost                                   57,821
Less: accumulated  depreciation                                          52,922
                                                                    -----------
                                                                          4,899

Other assets:

Software development, less accumulated
 amortization of $502,322 (Note C)                                      270,482

Total assets                                                        $   289,309
                                                                    ===========
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS'
 EQUITY

Current liabilities:
Accounts payable and accrued liabilities
 (Note D)                                                           $ 6,614,763
Advances from related parties, net (Note E)                             548,294
Other advances                                                          130,500
Notes payable (Note F)                                                1,779,983
Line of credit (Note G)                                                 231,250
Software license fees due (Note H)                                    3,625,000
                                                                     ----------
Total current liabilities                                            12,929,790


Commitments and contingencies (Note M)                                        -

Deficiency in stockholders' equity: Preferred stock, par value $ 0.001 per share; 20,000,000 shares authorized:

Series A preferred stock, par value $ 0.001 per
 share; 100,000 shares authorized; 100,000 issued
 at December 31, 2004 (Note I)                                              100
Common stock, par value $ 0.0001 per share;
100,000,000 shares authorized; 37,765,500 shares
issued and outstanding at December 31, 2004
 (Note I)                                                                 3,777
Treasury stock                                                         (242,500)
Additional paid-in capital                                            1,987,362
Accumulated deficit                                                 (14,389,220)
                                                                    -----------
Total deficiency in stockholders' equity                            (12,640,481)

Total liabilities and deficiency in stockholders'
equity                                                              $   289,309
                                                                    ===========


           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                              2004                  2003
                                              ----                  ----
Revenue:

Consulting Income, net                        $    36,663           $   590,229

Operating Expenses:

  Selling, General and Administrative           2,509,886             1,867,885
  Impairment of Other Assets (Note M)             116,774                     -

  Depreciation and Amortization
   Expenses (Note B and C)                        158,504               166,468
                                              -----------           -----------
  Total Operating Expenses                      2,785,164             2,034,353


Net Loss from Operations                       (2,748,501)           (1,444,124)


Interest (Expense), net                          (379,638)             (431,614)

Provision for Income Taxes                              -                     -
                                              -----------           -----------

Net Loss                                      $(3,128,139)          $(1,875,738)
                                              ===========           ===========

Loss per common share (basic and
 assuming dilution)(Note L)                   $     (0.08)          $    (0.05)
                                              ===========           ==========
Weighted average shares outstanding

Basic and diluted                              37,765,500            37,765,500
                                              ===========           ===========


           See accompanying notes to consolidated financial statements


                                   V-GPO, INC.
          CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                   Preferred    Preferred               Common                Treasury    Additional
                    Series A     Series A     Common     Share      Stock      Paid in    Common Stock   Accumulated
                     Shares       Amount      Shares     Amount     Amount     Capital    Subscription     Deficit        Total


Balance At
 January 1, 2003     100,000     $    100   37,765,500  $  3,777   (242,500)  1,987,362   $        -   $ (9,385,343)   $ (7,636,604)
                    ========     ========   ==========  ========   ========   =========   ==========   =============    ============

Net loss                   -            -            -         -          -           -            -     (1,875,738)     (1,875,738)
                   ---------     --------   ----------  --------   --------   ---------   ----------   ------------    ------------

Balance At
 December 31, 2003   100,000     $    100   37,765,500  $  3,777   (242,500)  1,987,362   $        -    (11,261,081)   $ (9,512,342)
                   =========     ========   ==========  ========   ========   =========   ==========   ============    ============
Net loss                   -            -            -         -          -           -            -     (3,128,139)     (3,128,139)
                   ---------     --------   ----------  --------   --------   ---------   ----------   ------------    ------------
Balance At
 December 31, 2004   100,000     $    100   37,765,500  $  3,777   (242,500)  1,987,362   $        -   $(14,389,220)   $(12,640,481)
                   =========     ========   ==========  ========   ========   =========   ==========   ============    ============



           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                              2004                 2003
                                              ----                 ----
Cash flows from operating activities:
Net loss from operating activities            $ (3,128,139)        $ (1,875,738)
Adjustments to reconcile net loss to
 net cash (used in) operating activities:
Depreciation and amortization                      158,504              166,468
Reserve for allowance for doubtful
 account and employee advances                     825,520               53,197
Impairment of other assets (Note M)                116,774                    -
(Increase) decrease in:
Accounts receivable                                      -             (473,483)
Prepaid expenses and other assets                        -             (100,000)
Increase (decrease) in:
Accounts payable and accrued liabilities         1,881,515            1,967,752
                                              ------------         ------------
Net cash (used in) operating activities           (145,826)            (261,804)


Cash flows from investing activities:
Capital expenditures                                     -               (2,500)
                                              ------------         ------------
Net cash (used in) investing activities                  -               (2,500)


Cash flows from financing activities:
Advances to related parties, net of
 repayments                                        (68,359)             (69,081)
Advances from related parties, net
 of repayments                                     216,009              204,723
Other advances                                           -              130,500
                                              ------------        -------------
Net cash provided by financing activities          147,650              266,142


Net increase in cash and cash equivalents            1,824                1,838
Cash and cash equivalents at beginning of
 the year                                            5,438                3,600
                                              ------------        -------------
Cash and cash equivalents at end of the year  $      7,262        $       5,438
                                              ============        =============


Supplemental Information:
Cash paid during the year for interest        $          -        $           -
                                              ============        =============
Cash paid during the year for income taxes               -                    -
                                              ============        =============


           See accompanying notes to consolidated financial statements

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

In April 2002, the Company incorporated International Healthcare Investments, LTD., Inc. ("IHI"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Healthcare
Investments, Ltd., Inc. Significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets (Note B).

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the years ended December 31, 2004 and 2003.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs." Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2004 and 2003.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,128,139 and $1,875,738 during the years ended December 31, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $12,915,862 as of December 31, 2004. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $850,520 at December 31, 2004.

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

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note J):

                                               2004                2003
                                               ----                ----
Net loss - as reported                         $ (3,128,139)       $ (1,875,738)
Add:  Total  stock  based  employee
 compensation   expense  as reported
 under intrinsic value method (APB.
 No. 25)                                                  -                   -
Deduct:  Total  stock  based  employee
 compensation  expense as reported under
 fair value based method (SFAS No. 123)                   -              (7,515)
Net loss - Pro Forma                           $ (3,128,139)       $ (1,883,253)
Net loss attributable to common
 stockholders - Pro forma                      $ (3,128,139)       $ (1,883,253)
Basic (and assuming dilution)loss per
 share - as reported                           $      (0.08)       $      (0.05)
Basic (and assuming dilution) loss per
 share - Pro forma                             $      (0.08)       $      (0.05)

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

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - PROPERTY AND EQUIPMENT

The Company's property and equipment at December 31, 2004 consists of the following:

                                                   2004
                                                   ----

  Computer Equipment                         $   44,623
  Office Furniture                               13,198
                                             ----------
   Total                                         57,821
  Accumulated Depreciation                      (52,922)
                                             ----------
                                             $    4,899
                                             ==========

Depreciation expense included as a charge to income amounted to $3,944 and $11,912 for the years ended December 31, 2004 and 2003, respectively.

NOTE C - SOFTWARE DEVELOPMENT COSTS

During the period March 1999 through December 2001, entities controlled by the Company's Chief Executive Officer and principal shareholder, contributed to the Company certain capitalized software development costs for the exclusive, worldwide distribution and use by the Company. An aggregate of $772,804 of software development costs, net of liabilities assumed, was capitalized as of December 31, 2004.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE C - SOFTWARE DEVELOPMENT COSTS (CONTINUED)

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

Software development costs are amortized over a useful life of five years. Amortization expense included as a charge to income amounted to $154,560 and $154,556 for the years ended December 31, 2004 and 2003. The costs and accumulated amortization of software development costs at December 31, 2004 are summarized as follows:

                                                       2004
                                                       ----

  Software development costs                     $  772,804
  Less: accumulated amortization                   (502,322)
                                                 ----------
  Software development costs, net                $  270,482
                                                 ==========

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 are as follows:

                                                       2004
                                                       ----

  Accrued interest                              $ 1,624,213
  Accrued payroll and payroll taxes               4,278,653
  Other accrued liabilities                         711,897
                                                -----------
  Total                                         $ 6,614,763
                                                ===========

NOTE E - RELATED PARTY TRANSACTIONS

Advances from related parties at December
 31, 2004 are as follows:

                                                       2004
                                                       ----

  10% note payable, unsecured and payable
   on demand to Company officer                  $   75,000
  10% note payable, unsecured and payable
   on demand to Company officer                     325,000
  Series of advances unsecured and payable
   on demand to entities controlled by
   Company officers, accrues interest at
   10% per annum                                     60,800
  Series of advances unsecured and payable
   on demand to Company officers, accrues
   interest at 10% per annum                        610,000
  Series of advances unsecured and payable
   on demand to an entity controlled by
   Company officers, accrues interest at
   10% per annum                                     47,650

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE E - RELATED PARTY TRANSACTIONS (CONTINUED)

  (Continued)
  Series of advances unsecured and payable
   on demand to an entity controlled by
   Company officers, accrues interest at
   10% per annum                                    215,800
  Series of advances unsecured and payable
   on demand to an entity controlled by
   Company officers, accrues interest at
   10% per annum                                    151,300
  Series of advances unsecured and payable
   on demand to an entity controlled by
   Company officers, accrues interest at
   10% per annum                                     60,000
  Series of advances unsecured and payable
   on demand to an entity controlled by
   Company officers, non-interest bearing           108,830
  Series of advances unsecured and payable
   on demand to an entity controlled by
   Company officers, non-interest bearing           326,218
                                                 ----------
                                                 $1,980,598
                                                 ==========

The Company also has advanced funds to entities controlled by Company officers and principal shareholders during the year ended December 31, 2004. The amount due to the Company at December 31, 2004 was $1,432,304. The advances are non-interest bearing, unsecured and no formal repayment terms or arrangements exist. Net advances from related parties amounted $548,294 at December 31, 2004.

NOTE F - NOTES PAYABLE

Notes payable at December 31, 2004 are
 as follows:

                                                      2004
                                                      ----

  10% senior convertible notes payable,
   unsecured and due six months from
   the date of the note with the latest
   maturity June 2001; Noteholder has
   the option convert unpaid note principal
   together with accrued and unpaid interest
   to the Company's common stock at a rate of
   $1.50 per share. In the event the unpaid
   principal amount of the notes, together
   with any accrued and unpaid interest, are
   not converted or paid in full by maturity,
   then interest accrues at 12.5% per annum
   until paid in full. The Company is in
   default under the terms of the Note
   Agreement(see Note M).                      $ 1,779,983
                                               -----------
                                                 1,779,983
   Less: current portion                       (1,779,983)
                                               -----------
                                               $         -
                                               ===========

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE G - LINE OF CREDIT

                                                      2004
                                                      ----

  Line of  Credit,  secured by  certain
   receivables  and  related  contracts
   and proceeds thereof up to an aggregate
   of $740,000 under a Security Agreement,
   line cannot exceed $370,000, to be repaid
   upon earlier of receipt by Company of
   accounts  receivable  owed by certain
   account debtors or December 15, 2001. The
   Company is in default under the terms of
   this agreement.                               $ 231,250
  Less Current Portion                             (231,250)
                                                 ----------
                                                 $        -
                                                 ==========

NOTE H - ACCRUED SOFTWARE LICENSE FEES

The Company entered into a Software License Agreement ("Agreement") in March 1999 with an entity controlled by the Company's Chief Executive Officer and principal shareholder ("Licensor"). The Agreement provided for a limited, restricted, non-exclusive, revocable worldwide license to use, reproduce and sublicense certain software owned by the Licensor and two additional entities controlled by the Company's Chief Executive Officer and principal shareholder. License fees under the Agreement were based upon a percentage of revenues to be subject to a $200,000 per month fee and further subject to the successful completion of a securities offering generating at least $7,000,000 of proceeds. The Agreement was amended on April 21, 2000 to provide for an exclusive worldwide license in return for a minimum license fee of $150,000 per month to be increased to a minimum of $200,000 per month if a securities offering generated at least $4,500,000 in proceeds. In April 2001 there was a further amendment to provide that effective January 1, 2001, the minimum was increased to $250,000 per month with increases of 10% on each January thereafter. During the year ended December 31, 2001, the Company defaulted under the terms of the Agreement. In September 2002, the Licensor and the Company terminated the
Agreement. As of December 31, 2004, the Company has accrued in current liabilities previously incurred license fees aggregating $3,625,000.

NOTE I - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of December 31, 2004, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of December 31, 2004, the Company has 37,765,500 shares of common stock issued and outstanding.

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE J - STOCK OPTIONS AND WARRANTS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

                                       Number of Shares        Weighted Average
                                       ----------------         Price Per Share
                                                               ----------------

  Outstanding at January 1, 2003                250,000              $     0.25
   Granted                                            -                       -
   Exercised                                          -                       -
   Canceled or expired                                -                       -
                                             ----------              ----------
  Outstanding at December 31, 2003              250,000                    0.25
   Granted                                            -                       -
   Exercised                                          -                       -
   Canceled or expired                         (250,000)                   0.25
                                             ----------              ----------
   Outstanding at December 31, 2004                   -              $        -
                                             ==========              ==========

The Company did not grant any stock options to employees during the year ended December 31, 2004. The weighted-average fair value of stock options vested during the year ended December 31, 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                   2003
                                                   ----

  Significant assumptions (weighted-average):
   Risk-free interest rate at grant date          1.13%
   Expected stock price volatility                 143%
   Expected dividend payout                           -
   Expected option life-years(a)                      5
   (a)The expected option life is based on
      contractual expiration dates.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(3,128,139) and $(0.08) at December 31, 2004,
respectively,   and   $(1,883,253)   and  $(0.05)  and  at  December  31,  2003,
respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

     Warrants Outstanding                              Warrants Exercisable
     --------------------                              --------------------
                        Weighted Average   Weighted                   Weighted
                            Remaining       Average                    Average
Exercise    Number         Contractual     Exercise       Number       Exercise
 Prices   Outstanding      Life (Years)      Price      Exercisable      Price
--------  -----------   ----------------   --------     -----------   ----------
 $1.00      643,324           3.00          $1.00         643,324       $1.00
            -------                                       -------
            643,324                                       643,324
            =======                                       =======

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE J - STOCK OPTIONS AND WARRANTS

Warrants (Continued)

Transactions involving warrants are summarized as follows:

                                                               Weighted Average
                                       Number of Shares         Price Per Share
                                       ----------------        ----------------

  Outstanding at January 1, 2003                643,324              $     1.00
   Granted                                            -                       -
   Exercised                                          -                       -
   Canceled or expired                                -                       -
                                             ----------              ----------
  Outstanding at December 31, 2003              643,324              $     1.00
   Granted                                            -                       -
   Exercised                                          -                       -
   Canceled or expired                                -                       -
                                             ----------              ----------
  Outstanding at December 31, 2004              643,324              $     1.00
                                             ==========              ==========

The Company did not grant any warrants to non-employees during the year ended December 31, 2004 and 2003, accordingly no expense was charged to operations during the two years then ended.

NOTE K - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $14,300,000 which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $4,900,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2004 are as follows:

  Non Current:
   Net operating loss carryforward                            $ 4,900,000
   Valuation allowance                                         (4,900,000)
                                                              -----------
   Net deferred tax asset                                     $         -
                                                              ===========

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE L - LOSSES PER SHARE

The following table presents the computations of basic and dilutive loss per share:

                                             2004                 2003
                                             ----                 ----
Loss Available to Common Shareholders        $ (3,128,139)        $ (1,875,738)
                                             ============         ============
Basic and Fully Diluted Loss Per Share       $      (0.08)        $      (0.05)
                                             ============         ============
Weighted Average Common Shares Outstanding     37,765,500           37,765,500
                                             ============         ============

NOTE M - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company shared office spaces with an entity controlled by the Company's officer and director. No rent expenses incurred during the years ended December 31, 2004 and 2003.

Employment Agreements

The Company has employment agreements with the Chief Executive Officer and President. The Agreements are generally for a term of 36 to 48 months from inception and renewable automatically from year to year unless either the Company or the individual terminates such agreement by written notice.

Litigation

As described in Note F, the Company is in default under the terms of its Senior Convertible Note Agreements. In November 2002, a holder of Company's Senior Convertible Notes filed a complaint against the Company in the U.S. District Court, Southern District of New York, New York. The complaint seeks payment of the unpaid principal, accrued interest and costs aggregating $260,000. As of December 31, 2004, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

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

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Financing Commitment and Acquisitions

In January 2004, IHI entered into a definitive agreement to sell and subsequently delivered $275 million of Bonds. IHI did not receive the Bond proceeds. As a result of the default under the terms of the agreement, the Company has initiated steps to have the Bonds returned and cancelled. There is no assurance IHI will prevail and have the Bonds returned and cancelled. The Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

During the year ended December 31, 2004, the Company has charged to operations impairment of prepaid costs in the amount of $116,774 in connection with the Offering.

NOTE N - MAJOR CUSTOMERS

Revenue from the Company's one major customers approximated $36,663 or 100% of sales for the year ended December 31, 2004. Revenue from the Company's three major customers approximated $540,000 or 91% of sales for the years ended December 31, 2003.

NOTE O - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company incurred accumulated losses of $14,389,220. The Company's current liabilities exceeded its current assets by $12,915,862 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                                   V-GPO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE O - GOING CONCERN MATTERS (CONTINUED)

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