Form 10QSB
period 2005-03-31
V GPO  INC
filed 2005-05-23
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark  One)
[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE   SECURITIES
EXCHANGE   ACT  OF  1934   FOR  THE  QUARTERLY  PERIOD  ENDED   MARCH  31,  2005

                                       OR

[ ] TRANSITION  REPORT   PURSUANT  TO   SECTION  13 OR 15(d) OF THE   SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD  FROM __________ TO ___________.



                         Commission file number 0-30101

                                   V-GPO, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

                                    FLORIDA
                                    -------
            (State or jurisdiction of incorporation or organization)

                                   59-1997186
                                   ----------
                        IRS Employer Identification No.)

             2150 Whitfield Industrial Way, Sarasota, Florida 34243
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (941) 727-1552

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:
                         Common Stock, $.0001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of May 19, 2005, the Registrant had 37,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                   V-GPO, INC.


                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005

                                Table of Contents


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                   March 31, 2005 and December 31, 2004

                  Condensed Consolidated Statements of Losses:
                   Three Months Ended March 31, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows:
                   Three Months Ended March 31, 2005 and 2004

                  Notes to Unaudited Condensed Consolidated Financial
                   Statements: March 31, 2005

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

         Item 5.  Other Information

         Item 6.  Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                   V-GPO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31, 2005   December 31, 2004
                                             --------------   -----------------
                                               (Unaudited)        (Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents                       $     3,605          $    7,262
Accounts Receivable, net of
 allowance for doubtful account
 of $1,305,520 at March 31, 2005
 and December 31, 2004                                3,333               6,666
                                                -----------          ----------
Total Current Assets                                  6,938              13,928


Property and Equipment:
Property and Equipment, at cost                      57,821              57,821
Less: Accumulated Depreciation                       53,373              52,922
                                                -----------          ----------
                                                      4,448               4,899


Other Assets:
Software Development, less accumulated
 amortization of $540,962 and $502,322
 at March 31, 2005 and December 31,
 2004, respectively                                 231,842             270,482
                                                -----------         -----------
                                                    231,842             270,482

                                                $   243,228         $   289,309
                                                ===========         ===========


LIABILITIES AND DEFICIENCY IN
STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities        $ 7,555,423         $ 6,614,763
Advances from Related Parties, net (Note D)         547,702             548,294
Other Advances                                      140,500             130,500
Notes Payable (Note B)                            1,779,983           1,779,983
Line of Credit (Note C)                             231,250             231,250
Software License Fees Due                         3,625,000           3,625,000
                                                -----------         -----------
Total Current Liabilities                        13,879,858          12,929,790


Commitments and Contingencies                             -                   -

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per
 share; 20,000,000 shares authorized:                     -                   -
Series A Preferred Stock, par value
 $ 0.001 per share; 100,000 shares
 authorized; 100,000 issued at March 31,
 2005 and December 31, 2004 (Note E)                    100                 100
Common Stock, par value $ 0.0001 per
 share; 100,000,000 shares authorized;
 37,765,500 shares issued at March 31,
 2005 and December 31, 2004 (Note E)                  3,777               3,777
Treasury Stock                                     (242,500)           (242,500)
Additional Paid-in capital                        1,987,362           1,987,362
Accumulated Deficit                             (15,385,369)        (14,389,220)
                                                -----------         -----------
Deficiency in Stockholders' Equity              (13,636,630)        (12,640,481)

                                                $   243,228         $   289,309
                                                ===========         ===========


                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                           For The Three Months Ended March 31,
                                                     2005                  2004
                                                     ----                  ----
Revenue, net
Consulting Income                              $        -           $   129,999
Cost of Goods Sold                                      -                     -
                                               ----------           -----------
Gross Profit                                            -               129,999

Operating Expenses:
Selling, General and Administrative               857,013               510,998
Depreciation and Amortization Expenses             39,092                42,615
                                               ----------           -----------
Total Operating Expenses                          896,105               553,613


Loss from Operations                             (896,105)             (423,614)


Interest Expense                                 (100,044)             (100,019)
Provision for Income Taxes                              -                     -
                                              -----------           -----------
Net Loss                                      $  (996,149)          $  (523,633)
                                              ===========           ===========

Loss per common share (basic and
 assuming dilution)                           $     (0.03)          $     (0.01)
                                              ===========           ===========
Weighted average shares outstanding
Basic and diluted                              37,765,500            37,765,500
                                              ===========           ===========


                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                           For The Three Months Ended March 31,
                                                     2005                  2004
                                                     ----                  ----
Cash flows from operating activities:

Net loss from operating activities             $  (996,149)         $  (523,633)
Adjustments to reconcile net loss
 to net cash (used in) operating
 activities:
Depreciation and amortization                       39,092               42,615
(Increase) decrease in:
Accounts receivable                                  3,333            (123,333)
Increase (decrease) in:
Cash disbursed in excess of
 available funds                                         -               10,322

Accounts payable and accrued
 liabilities                                       940,659              487,032
                                               -----------          -----------
Net cash (used in) operating
 activities                                        (13,065)            (106,997)


Cash flows from financing activities:
Other advances, net                                 10,000                    -

Advances to and from related
 parties, net                                         (592)             101,559
                                               -----------          -----------
Net cash provided by financing
 activities                                          9,408              101,559


Net (decrease) in cash and cash
 equivalents                                        (3,657)              (5,438)
Cash and cash equivalents at
 beginning of period                                 7,262                5,438
                                               -----------          -----------
Cash and cash equivalents at
 end of period                                 $     3,605          $         -
                                               ===========          ===========


Supplemental Information:
Cash paid during the period
 for interest                                  $         -          $         -
Cash paid during the period
 for income taxes                                        -                    -


                     See accompanying notes to the unaudited
                   condensed consolidated financial statements

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123,"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                     For the Three Months Ended
                                                            March 31,
                                                       2005           2004
                                                       ----           ----
Net loss - as reported                                $ (996,149)    $ (523,633)
Add: Total stock based employee
 compensation expense as reported
 under intrinsic value method
 (APB. No. 25)                                                 -              -
Deduct: Total stock based employee
 compensation expense as reported
 under fair value based method
 (SFAS No. 123)                                                -              -
                                                      ----------     ----------
Net loss - Pro Forma                                  $ (996,149)    $ (523,633)
                                                      ==========     ==========
Net loss attributable to common
 stockholders - Pro forma                             $ (996,149)    $ (523,633)
                                                      ==========     ==========
Basic (and assuming dilution) loss
 per share - as reported                              $    (0.03)    $    (0.01)
                                                      ==========     ==========
Basic (and assuming dilution) loss
 per share - Pro forma                                $    (0.03)    $    (0.01)
                                                      ==========     ==========

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

NOTE B - NOTES PAYABLE

Notes payable at March 31, 2005 and
 December 31, 2004 are as follows:
                                           March 31, 2005     December 31, 2004
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
                                             ============          ============

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE C - LINE OF CREDIT

Line of credit at March 31, 2005 and
 December 31, 2004 are as follows:
                                           March 31, 2005     December 31, 2004
                                           --------------     -----------------
Line of Credit, secured by certain
 receivables and related contracts
 and proceeds thereof up to an
 aggregate of $740,000 under a
 Security Agreement, line cannot
 exceed $370,000, to be repaid upon
 earlier of receipt by Company of
 accounts receivable owed by certain
 account debtors or December 15,
 2001. The Company is in default
 under the terms of this agreement.           $  231,250             $  231,250
                                              ----------             ----------
Less Current Portion                            (231,250)              (231,250)
                                              ----------             ----------
                                              $        -             $        -
                                              ==========             ==========

NOTE D - RELATED PARTY TRANSACTIONS

Advances from related parties at
 March 31, 2005 and December 31,
 2004 are as follows:

                                           March 31, 2005     December 31, 2004
                                           --------------     -----------------
10% note payable, unsecured and
 payable on demand to Company
 officer                                      $   75,000             $    75,00
10% note payable, unsecured and
 payable on demand to Company
 officer                                         325,000                325,000
Series of advances unsecured and
 payable on demand to entities
 controlled by Company officers,
 accrues interest at 10% per annum                60,800                 60,800
Series of advances unsecured and
 payable on demand to Company
 officers, accrues interest at
 10% per annum                                   610,000                610,000
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                47,650                 47,650
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum               215,800                215,800
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum               151,300                151,300
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 accrues interest at 10% per annum                60,000                 60,000
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 non-interest bearing                            108,880                108,830
Series of advances unsecured and
 payable on demand to an entity
 controlled by Company officers,
 non-interest bearing                            259,260                326,218
                                             -----------            -----------
                                             $ 1,913,690            $ 1,980,598
                                             ===========            ===========

The Company also has advanced funds to entities controlled by Company officers and principal shareholders during the period ended March 31, 2005 and the year ended December 31, 2004. The amount due to the Company at March 31, 2005 and December 31, 2004 was $1,365,988 and $1,432,304. The advances are non-interest bearing, unsecured and no formal repayment terms or arrangements exist. Net advances from related parties amounted $547,702 and $548,294 at March 31, 2005 and December 31, 2004, respectively.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE E - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of March 31, 2005 and December 31, 2004, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of March 31, 2005 and December 31, 2004, the Company has 37,765,500 shares of common stock issued and outstanding.

NOTE F - STOCK OPTIONS AND WARRANTS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

                                                               Weighted Average
                                           Number of Shares     Price Per Share
                                           ----------------   -----------------

Outstanding at January 1, 2003             250,000                      $  0.25
 Granted                                         -                            -
 Exercised                                       -                            -
 Canceled or expired                             -                            -
                                           -------                      -------
Outstanding at December 31, 2003           250,000                         0.25
 Granted                                         -                            -
 Exercised                                       -                            -
 Canceled or expired                      (250,000)                        0.25
                                           -------                      -------
Outstanding at December 31, 2004                 -                            -
 Granted                                         -                            -
 Exercised                                       -                            -
 Canceled or expired                             -                            -
                                           -------                      -------
Outstanding at March 31, 2005                    -                      $     -
                                           =======                      =======

The Company did not grant any employee stock options and no stock options were vested during the period ended March 31, 2005 and 2004. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(996,149) and $(0.03) for the three months ended March 31, 2005, and $(523,633) and $(0.01) for the three months ended March 31, 2004, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)


                           Warrants Outstanding                                   Warrants Exercisable
                           --------------------                                   --------------------
                                        Weighted Average          Weighed                        Weighted
                       Number        Remaining Contractual        Average         Number         Average
Exercise Price     Outstanding           Life (Years)         Exercise Price    Exercisable   Exercise Price
---------------    -----------       ---------------------    --------------    -----------   --------------

     $1.00           643,324                 2.75                 $1.00           643,324         $1.00
     -----           -------                 ----                 -----           -------         -----
                     643,324                 2.75                 $1.00           643,324         $1.00
     =====           =======                 ====                 =====           =======         =====



Transactions involving warrants are summarized as follows:

                                                               Weighted Average
                                       Number of Shares         Price Per Share
                                       ----------------        ----------------

Outstanding at January 1, 2003                  643,324               $    1.00
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                                -------                --------
Outstanding at December 31, 2003                643,324                $   1.00
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                                -------                --------
Outstanding at December 31, 2004                643,324                $   1.00
                                               ========                ========
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                              ---------                --------
Outstanding at March 31, 2005                   643,324                $   1.00
                                              =========                ========

The Company did not grant any compensatory warrants to non-employees during the period ended March 31, 2005 and 2004 and all previously granted warrants were fully vested, accordingly no expense was charged to operations during the periods then ended.

NOTE G - LITIGATION

As described in Note B, the Company is in default under the terms of its Senior Convertible Note Agreements. In November 2002, a holder of Company's Senior Convertible Notes filed a complaint against the Company in the U.S. District Court, Southern District of New York, New York. The complaint sought payment of the unpaid principal, accrued interest and costs aggregating $260,000. In July 2003, the Court approved the parties' stipulated agreement to dismiss the Complaint without prejudice to refiling. As of March 31, 2005 and December 31, 2004, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

In April, 2003, a former landlord filed a complaint against the Company, in the County Court of Dallas for Dallas County, Texas seeking payment under an agreement to lease certain real property in the amount of $406,000 allegedly due and unpaid, plus interest, costs and attorney's fees. The plaintiff obtained a Judgment against the Company that the Company appealed. In April 2005, the Appellate Court affirmed the Judgment. The Company filed a Motion for Rehearing with the Appellate Court that remains pending. At March 31, 2005, the Company has accrued a liability of $406,000 in connection with the litigation.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE G - LITIGATION (CONTINUED)

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

NOTE H - FINANCING COMMITMENT AND ACQUISITIONS

In January, 2004, IHI entered into a definitive agreement to sell and subsequently delivered the $275 million of Bonds. IHI did not receive the bond proceeds. As a result, the Bondholders defaulted under the terms of the agreement, and the Company initiated litigation to compel return of the Bonds. There is no assurance IHI will prevail and have the Bonds returned. The Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity, although there is no assurance claims for payment under the Bonds cannot be made against the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

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

IHI had entered into an agreement to sell and had delivered an aggregate of $275 million principal amount of its 12% Bonds Due 2014 ("Bonds"). The Company fully and unconditionally guaranteed the Bonds. IHI has not received any proceeds for the issuance of the Bonds. Despite their agreement to pay, the persons holding the Bonds have refused to pay for them and IHI has initiated steps to obtain return of the Bonds. There is no assurance that IHI will prevail and obtain return of the Bonds.

Three Months Ended March 31, 2005 and 2004

Revenues

The Company's revenues decreased $129,999 to $0 during the first quarter of 2005 as compared to $129,999 during the first three months in 2004, a decrease of 100%. The decrease is primarily attributed to the Company not recognizing revenue for consulting services rendered and billed to Physicians Hospital of Oklahoma during the period ended March 31, 2005, because the collectibility of the receivable can not be reasonably assured.

Costs and Expenses

The Company's costs and expenses increased from $553,613 during the quarter ended March 31, 2004 to $896,105 during the first quarter of 2005. General and administrative expenses increased $510,998 to $857,013 during the quarter. The increase is attributed to an increase in legal and consulting fees, as well as general office expenses.

During the three months ended March 31, 2005 and 2004 the Company incurred $100,044 and $100,019, respectively, of interest expense associated with previously incurred debt.

Liquidity and Capital Resources

As of March 31, 2005, the Company had a deficit in working capital of $13,872,920 compared to a deficit in working capital of $12,915,862 at December 31, 2004, an increase of $957,058. The increase in working capital deficit was substantially due to the increase in obligations to vendors of the Company and accrued salaries to Company's officers at March 31, 2005 as compared to December 31, 2004.

As a result of the Company's net loss of $996,149 during the three months ended March 31, 2005, the Company generated cash flow deficit of $13,065 from operating activities. The cash flow deficit is primarily attributable to the Company's net loss from operations, adjusted for depreciation and amortization of approximately $39,000 and increase in accounts payable and accrued expenses of approximately $941,000. This deficit was partially offset by advances from third parties of $10,000.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2004 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     1. In April 2003, the Dallas, Texas County Court entered an Interlocutory Judgment Order against the Company in the approximate amount of $406,000 in favor of the Landlord of space formerly leased by the Company in Dallas, Texas for rent allegedly due and unpaid. Final Judgment was entered and the Company filed an Appeal that was denied in April, 2005. The Company thereafter filed a Motion for Rehearing that remains pending.

     2. In January 2004, the Company's subsidiary, International Healthcare Investments Ltd., Inc. ("IHI") delivered an aggregate $275,000,000 of its 12% Bonds under an Indenture of Trust. IHI commenced litigation in New York State Supreme Court against the initial purchaser and its affiliates seeking the return of the Bonds and damages for breach of contract and fraud. On March 24, 2005, a Temporary Restraining Order requested by IHI was granted (and continued on April 8, 2005 and May 13, 2005). The defendants in the litigation have filed an answer contesting IHI's request for relief and seeking damages. Under the circumstances, the Company will vigorously oppose defendants' counter-claim for damages. A hearing is scheduled for the first week of June 2005 to consider IHI's request that the Court compel the defendants to return the Bonds to IHI.

     3. Please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 for information on other litigation pending against the Company.

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

                                V-GPO, Inc.
                                (Registrant)


Date: May 23, 2005              By: /s/ NORMAN R. DOBIESZ
                                        -----------------
                                        Norman R. Dobiesz
                                        Chairman and Chief Executive Officer