Form 10QSB
period 2005-06-30
V GPO  INC
filed 2005-08-15
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                   59-1997186
                                   ----------
                        (RS Employer Identification No.)

             2150 WHITFIELD INDUSTRIAL WAY, SARASOTA, FLORIDA 34243
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (941) 727-1552

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock $ .0001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     As of August 15, 2005, the Registrant had 37,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   V-GPO, INC.

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2005

                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                    June 30, 2005 and December 31, 2004

                  Condensed Consolidated Statements of Losses:
                    Three and Six Months Ended June 30, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows:
                    Six Months Ended June 30, 2005 and 2004

                  Notes to Unaudited Condensed Consolidated Financial
                    Statements: June 30, 2005

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

         Item 5.  Other Information

         Item 6.  Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                   V-GPO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30, 2005      December 31, 2004
                                           ------------       -----------------
                                            (Unaudited)           (Audited)
ASSETS:
Current assets:
Cash and cash equivalents                  $       446        $     7,262

Accounts receivable, net of
 allowance for doubtful account
 of $1,305,520 at June 30, 2005
 and December 31, 2004                           3,333              6,666
                                           -----------        -----------
Total current assets                             3,779             13,928
Property and equipment
Property and equipment, at cost                 57,821             57,821

Less: accumulated  depreciation                 54,242             52,922
                                           -----------        -----------
                                                 3,579              4,899

Other assets:

Software development, less
 accumulated amortization of
 $579,602 and $502,322 at June
 30, 2005 and December 31, 2004,
 respectively                                  193,202            270,482
                                           -----------        -----------
Total other assets                             193,202            270,482


Total assets                              $    200,560         $    289,309
                                          ============         ============


LIABILITIES AND DEFICIENCY IN
 STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable and accrued
 liabilities (Note G)                     $   8,074,971        $   6,614,763
Advances from related parties,
 net (Note D)                                   553,737              548,294
Other advances                                  140,500              130,500
Notes payable (Note B)                        1,779,983            1,779,983
Line of credit (Note C)                         231,250              231,250
Software license fees due                     3,625,000            3,625,000
                                          -------------        -------------
Total current liabilities                    14,405,441           12,929,790


Commitments and contingencies                         -                    -

DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred Stock, par value $0.001
 per share; 20,000,000 shares
 authorized:
Series A Preferred Stock, par value
 $0.001 per share; 100,000 shares
 authorized; 100,000 issued at June
 30, 2005 and December 31, 2004,
 respectively(Note E)                               100                  100
Common Stock, par value $0.0001 per
 share; 100,000,000 shares authorized;
 37,765,500 shares issued at June 30,
 2005 and December 31, 2004,
 respectively (Note E)                            3,777                3,777
Treasury stock                                 (242,500)            (242,500)
Additional paid-in capital                    1,987,362            1,987,362
Accumulated deficit                         (15,953,620)         (14,389,220)
                                           ------------          ------------
Deficiency in stockholder's equity          (14,204,881)         (12,640,481)

Total liabilities and deficiency in
 stockholders' equity                      $    200,560          $    289,309
                                           ============          ============


              See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                                   V-GPO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                         Three Months Ended June 30,   Six Months Ended June 30,
                          2005                 2004     2005               2004
                          ----                 ----     ----               ----

Revenue
Consulting Income        $         -   $   129,999    $         -   $   259,998
                         -----------   -----------    -----------   -----------
                                   -       129,999              -       259,998

Operating Expenses
 Selling, General and
 Administrative              428,698       416,421      1,285,711       927,419
Depreciation and
 Amortization Expenses        39,508        36,456         78,600        79,071
                         -----------   -----------    -----------   -----------
Total Operating Expenses     468,206       452,877      1,364,311     1,006,490


Loss from Operations        (468,206)     (322,878)    (1,364,311)     (746,492)


Interest Expense            (100,045)      (68,646)      (200,089)     (168,665)
                         -----------   -----------    -----------    ----------

Loss from Operations
 before Provision
 for Income Taxes           (568,251)     (391,524)    (1,564,400)     (915,157)


Provision for Income
 Taxes                             -             -              -             -
                         -----------   -----------    -----------   -----------
Net Loss                 $  (568,251)  $  (391,524)   $(1,564,400)  $  (915,157)
                         ===========   ===========    ===========   ===========

Loss per common share
(basic and assuming
 dilution)               $     (0.02)  $     (0.01)   $     (0.04)  $     (0.02)
                         ===========   ===========    ===========   ===========
Weighted average shares
 outstanding Basic and
 diluted                  37,765,500    37,765,500     37,765,500    37,765,500
                          ===========  ===========    ===========   ===========


              See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                                   V-GPO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  For Six Months Ended June 30,
                                                   2005                   2004
                                                   ----                   ----
Cash flows from operating
 activities:

Net loss from operating
 activities                                       $(1,564,400)      $  (915,157)
Adjustments to reconcile net
 loss to net cash (used in)
 operating activities:
Depreciation and amortization                          78,600            79,071
(Increase) decrease in:
Accounts receivable                                     3,333          (243,334)
Increase (decrease) in:

Accounts payable and accrued
 liabilities                                        1,460,208           926,056
                                                  -----------       -----------
Net cash (used in) operating
 activities                                           (22,259)         (153,364)


Cash flows from financing
 activities:

Other advances, net                                    10,000                 -

Advances from related parties,
 net                                                    5,443           148,159
                                                  -----------       -----------
Net cash provided by financing
 activities                                            15,443           148,159

Net (decrease) in cash and cash
 equivalents                                           (6,816)           (5,205)


Cash and cash equivalents at
 beginning of the period                                7,262             5,438
                                                  -----------       -----------

Cash and cash equivalents at
 end of the period                                $       446       $       233
                                                  ===========       ===========


Supplemental Information:
Cash paid during the period for
 interest                                         $         -       $         -
Cash paid during the period for
 income taxes                                               -                 -


              See accompanying footnotes to the unaudited condensed
                       consolidated financial information

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION (CONTINUED)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                           For The Three Months Ended  For The Six Months Ended
                                  June 30,                     June 30,
                                  --------                     --------
                            2005                2004    2005              2004
                            ----                ----    ----              ----

Net loss - as reported     $ (568,251)    $ (391,524)  $(1,564,400)  $ (915,157)
Add: Total stock based
 employee compensation
 expense as reported
 under intrinsic value
 method (APB. No. 25)               -              -             -            -
Deduct: Total stock based
 employee compensation
 expense as reported under
 fair value based method
 (SFAS No. 123)                     -              -             -            -
                           ----------    -----------    -----------   ---------
Net loss - Pro Forma       $ (568,251)   $ (391,524)    $(1,564,400)  $(915,157)
                           ==========    ==========     ===========   =========
Net loss attributable to
 common stockholders -
 Pro Forma                 $ (568,251)   $ (391,524)    $(1,564,400)  $(915,157)
                           ==========    ==========     ===========   =========
Basic (and assuming
 dilution) loss per share
 - as reported             $    (0.02)   $    (0.01)    $     (0.04)  $   (0.02)
                           ==========    ==========     ===========   ==========
Basic (and assuming
 dilution) loss per share
 - Pro Forma               $    (0.02)   $    (0.01)    $     (0.04)  $   (0.02)
                           ==========    ==========     ===========   ==========

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $1,305,520 at June 30, 2005 and December 31, 2004.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE

Notes payable at June 30, 2005 and December 31, 2004 are as follows:

                                            June 30, 2005     December 31, 2004
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
                                            ===========             ===========

NOTE C - LINE OF CREDIT

Line of credit at June 30, 2005 and December 31, 2004 are as follows:

                                            June 30, 2005     December 31, 2004
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
                                            ============           ============

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE D - RELATED PARTY TRANSACTIONS

Advances from related parties at June 30, 2005 and December 31, 2004 are as follows:

                                            June 30, 2005     December 31, 2004
                                            -------------     -----------------

10% note payable, unsecured and payable
 on demand to Company officer               $    75,000             $    75,000
10% note payable, unsecured and payable
 on demand to Company officer                   325,000                 325,000
Series of advances unsecured and payable
 on demand to entities controlled by
 Company officers, accrues interest at
 10% per annum                                   60,800                  60,800
Series of advances unsecured and payable
 on demand to Company officers, accrues
 interest at 10% per annum                      610,000                 610,000
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, accrues interest at
 10% per annum                                   47,650                  47,650
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, accrues interest at
 10% per annum                                  215,800                 215,800
Series of advances unsecured and payable
 on demand to entity controlled by
 Company officers, accrues interest at
 10% per annum                                  151,300                 151,300
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, accrues interest at
 10% per annum                                   60,000                  60,000
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, non-interest bearing         108,980                 108,830
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, non-interest bearing           2,600                       -
Series of advances unsecured and payable
 on demand to an entity controlled by
 Company officers, non-interest bearing         261,760                 326,218
                                            -----------             -----------
                                            $ 1,918,890             $ 1,980,598
                                            ===========             ===========

The Company also has advanced funds to entities controlled by Company officers and principal shareholders during the period ended June 30, 2005 and the year ended December 31, 2004. The amount due to the Company at June 30, 2005 and December 31, 2004 was $1,365,153 and $1,432,304. The advances are non-interest bearing, unsecured and no formal repayment terms or arrangements exist. Net advances from related parties amounted $553,737 and $548,294 at June 30, 2005 and December 31, 2004, respectively.

NOTE E - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of June 30, 2005 and December 31, 2004, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of June 30, 2005 and December 31, 2004, the Company has 37,765,500 shares of common stock issued and outstanding.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

Transactions involving stock options issued to employees are summarized as follows:

                                                               Weighted Average
                                     Number of Shares           Price Per Share
                                     ----------------          ----------------

Outstanding at January 1, 2003                250,000                    $ 0.25
 Granted                                            -                         -
 Exercised                                          -                         -
 Canceled or expired                                -                         -
                                              -------                    ------
Outstanding at December 31, 2003              250,000                      0.25
 Granted                                            -                         -
 Exercised                                          -                         -
 Canceled or expired                         (250,000)                     0.25
                                              -------                    ------
Outstanding at December 31, 2004                    -                         -
 Granted                                            -                         -
 Exercised                                          -                         -
 Canceled or expired                                -                         -
                                              -------                    ------
Outstanding at June 30, 2005                        -                    $    -
                                              =======                    ======

The Company did not grant any employee stock options and no stock options were vested during the period ended June 30, 2005 and 2004. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,564,400) and $(0.04) for the six months ended June 30, 2005, and $(915,157)
and $(0.02) for the six months ended June 30, 2004, respectively.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.


             Warrants Outstanding                         Warrants Exercisable
             --------------------                         --------------------
                                Weighted Average          Weighed                           Weighted
Exercise        Number        Remaining Contractual       Average           Number           Average
 Price       Outstanding          Life (Years)         Exercise Price     Exercisable     Exercise Price
--------     -----------      ---------------------    --------------     -----------     --------------

   $1.00         643,324                       2.50            $ 1.00         643,324            $  1.00
                 -------                       ----            ------         -------            -------
                 643,324                       2.50            $ 1.00         643,324            $  1.00
                 =======                       ====            ======         =======            =======


                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS (CONTINUED)

Transactions involving warrants are summarized as follows:

                                                               Weighted Average
                                       Number of Shares         Price Per Share
                                       ----------------        ----------------

Outstanding at January 1, 2003                  643,324                  $ 1.00
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                                -------                  ------
Outstanding at December 31, 2003                643,324                  $ 1.00
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                                -------                  ------
Outstanding at December 31, 2004                643,324                  $ 1.00
                                                =======                  ======
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                                -------                  ------
Outstanding at June 30, 2005                    643,324                  $ 1.00
                                                =======                  ======

The Company did not grant any compensatory warrants to non-employees during the period ended June 30, 2005 and 2004 and all previously granted warrants were fully vested, accordingly no expense was charged to operations during the periods then ended.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2005 and December 31, 2004 are as follows:

                                             June 30, 2005     December 31,2004
                                             -------------     ----------------

Accrued interest                               $ 1,824,302          $ 1,624,213
Accrued payroll and payroll taxes                5,126,887            4,278,653
Litigation (Note H)                                406,000                    -
Accounts payable and other accrued
 liabilities                                       717,782              711,897
                                               -----------          -----------
        Total                                  $ 8,074,971          $ 6,614,763
                                               ===========          ===========

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE H - LITIGATION

As described in Note B, the Company is in default under the terms of its Senior Convertible Note Agreements. In November 2002, a holder of Company's Senior Convertible Notes filed a complaint against the Company in the U.S. District Court, Southern District of New York, New York. The complaint sought payment of the unpaid principal, accrued interest and costs aggregating $260,000. In July 2003, the Court approved the parties' stipulated agreeement to dismiss the Complaint without prejudice to refiling. As of June 30, 2005 and December 31, 2004, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

In April, 2003, a former landlord filed a complaint against the Company,in the County Court of Dallas for Dallas County, Texas seeking payment under an agreement to lease certain real property in the amount of $ 406,000 allegedly due and unpaid, plus interest, costs and attorney's fees. The plaintiff obtained a Judgment against the Company that the Company appealed. In April 2005, the Appellate Court affirmed the Judgment. The Company filed a Motion for Rehearing with the Appellate Court that remains pending. At June 30, 2005, the Company has accrued liabilities of $406,000 in connection with the litigation.

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

On June 28, 2005, a complaint was filed in the United States District Court for the Western District of New York against the Company by Casimer J. Jaszewski ("Jaszewski") alleging economic duress, breach of contract and conversion, and seeking rescission and damages in connection with shares of the Company issued to Jaszewski prior to the merger of Epicure Investments, Inc. and V-GPO, Inc. effected January 1, 2002. The Company has filed an Answer with a Counterclaim alleging fraud seeking damages in excess of $1,500,000. The Company believes it has meritorious defenses to the action.

On June 28, 2005, a complaint was filed in the United States District Court for the Western District of New York against the Company by Southward Investments, LLC, ("Southward") alleging conversion and breach of contract, and seeking specific performance and damages in connection with Southward's agreement to purchase 3,000,000 of the Company's shares for $1,000,000. The Company filed an Amended Answer with a Counterclaim, alleging fraud seeking damages in excess of $1,500,000. The Company believes it has meritorious defenses to the action.

In January, 2004, IHI entered into a definitive agreement to sell and subsequently delivered the $275 million of Bonds. IHI did not receive the bond proceeds. As a result of the Bondholder's default under the terms of the agreement, the Company has initiated litigation to compel return of the Bonds. The Bondholder has filed an Answer with a Counterclaim seeking damages. There is no assurance IHI will prevail and have the Bonds returned and cancelled. The Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity, although there is no assurance claims for payment under the Bonds cannot be made against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues

The Company's revenues decreased $129,999 to $0 during the second quarter of 2005 as compared to $129,999 during the second quarter in 2004, a decrease of 100%. The decrease is primarily attributed to the company not recognizing revenue for consulting services rendered and billed to Physicians Hospital of Oklahoma during the period ended June 30, 2005, because the collectibility of the receivable can not be reasonably assured.

Costs and Expenses

The Company's costs and expenses increased from $452,877 during the quarter ended June 30, 2004 to $468,206 during the second quarter of 2005. General and administrative expenses increased $12,277 to $428,698 during the quarter. The increase is attributed to an increase in legal and consulting fees, as well as general office expenses.

During the three months ended June 30, 2005 the Company incurred $100,045 of interest expense associated with previously incurred debt.

SIX MONTHS ENDED JUNE 30, 2005AND 2004

Revenues

The Company's revenues decreased $259,998 to $0 during the six months ended June 30, 2005 as compared to $259,998 during the same period in 2004 a decrease of 100%. The decrease is primarily attributed to the company not recognizing revenue for consulting services rendered and billed to Physicians Hospital of Oklahoma during the period ended June 30, 2005, because the collectibility of the receivable can not be reasonably assured.

Costs and Expenses

The Company's costs and expenses increased from $1,006,490 during the six months ended June 30, 2004 to $1,364,311 during the same period in 2005. General and administrative expenses increased $358,292 from $927,419 during the six months ended June 30, 2004 to $1,285,711 during the same period in 2005. The increase is primarily attributed to $406,000 of accrual in connection with Company's litigation in Texas, offset by slight decreases in legal and consulting fees, as well as general office expenses.

During the six months ended June 30, 2005 the Company incurred $200,089 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had a deficit in working capital of $14,401,662 compared to a deficit in working capital of $12,915,862 at December 31, 2004, an increase of $1,485,800. The increase in working capital deficit was substantially due to the increase in obligations to vendors of the Company, accrued salaries to the Company's officers, and accruals for litigations at June 30, 2005 as compared to December 31, 2004.

As a result of the Company's net loss of $1,564,400 during the six months ended June 30, 2005, the Company generated cash flow deficit of $22,260 from operating activities. The cash flow deficit is primarily attributable to the Company's net loss from operations, adjusted for depreciation and amortization of approximately $79,000 and increase in accounts payable and accrued expenses of approximately $1,460,000. This deficit was partially offset by advances from related and third parties of $15,444 (net of repayments).

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

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

In prior periods, the Company has borrowed funds from significant shareholders of the Company to satisfy certain obligations.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in Florida and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

INFLATION

In the opinion of management, inflation will not have a material impact on the Company's financial condition and results of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in any non-exchange traded contracts requiring fair value accounting treatment.

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

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report ("Evaluation Date").

Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or delivered under the Exchange Act..

(b)  Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     1. On June 28, 2005, a complaint was filed in the United States District Court for the Western District of New York against the Company by Casimer J. Jaszewski ("Jaszewski") alleging economic duress, breach of contract and conversion, and seeking rescission and damages in connection with shares of the Company issued to Jaszewski prior to the merger of Epicure Investments, Inc. and V-GPO, Inc. effected January 1, 2002. The Company has filed an Answer with a Counterclaim alleging fraud seeking damages in excess of $1,500,000. The Company believes it has meritorious defenses to the action.

     2. On June 28, 2005, a complaint was filed in the United States District Court for the Western District of New York against the Company by Southward Investments, LLC, ("Southward") alleging conversion and breach of contract, and seeking specific performance and damages in connection with Southward's agreement to purchase 3,000,000 of the Company's shares for $1,000,000. The Company filed an Amended Answer with a Counterclaim, alleging fraud seeking damages in excess of $1,500,000. The Company believes it has meritorious defenses to the action

     3. In January 2004, the Company's subisidary, International Healthcare Investments Ltd., Inc. ("IHI") delivered an aggregate $275,000,000 of its 12% Bonds under an Indenture of Trust. IHI commenced litigation in New York State Supreme Court against the initial purchaser and its affiliates seeking the return of the Bonds and damages for breach of contract and fraud. On March 24, 2005, a Temporary Restraining order requested by IHI was granted (and continued on April 8, 2005 and May 13, 2005). The defendants in the litigation have filed an answer contesting IHI's request for relief and seeking damages. Under the circumstances, the Company will vigorously oppose defendant's counter-claim for damages. Discovery has commenced and depositions have been scheduled in this matter.

     4. Please refer to the Company's Annual Report on Form 10-KSB for information on litigation pending against the Company and Quarterly Report on Form 10-QSB for the periods respectively ended December 31, 2004 and March 31, 2005.

ITEM 2.  CHANGES IS SECURITIES AND USE OF PROCEEDS

         (a)      None
         (b)      None
         (c)      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS.

         (a) Exhibits

          31.1 Certification of Norman R. Dobiesz pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended.

          31.2 Certification of Samuel A. Greco pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934, as amended.

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

                                   V-GPO, Inc.
                                  (Registrant)


Date: August 15, 2005             By: /s/  NORMAN R. DOBIESZ
                                           -----------------
                                           Norman R. Dobiesz
                                           Chairman and Chief Executive Officer