Form 10QSB
period 2005-09-30
V GPO  INC
filed 2005-11-15
CIK 831297

U.S. SECURITIESAND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     As of November ___, 2005, the Registrant had 37,765,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                   V-GPO, INC.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2005

                                Table of Contents

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets:
                    September 30, 2005 and December 31, 2004

                  Condensed Consolidated Statements of Losses:
                    Three and Nine Months Ended September 30, 2005 and 2004

                  Condensed Consolidated Statements of Cash Flows:
                    Nine Months Ended September 30, 2005 and 2004

                  Notes to Unaudited Condensed Consolidated Financial
                    Statements:  September 30, 2005

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

         Item 5.  Other Information

         Item 6.  Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                   V-GPO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                       September 30, 2005     December 31, 2004
                                       ------------------     -----------------
                                           (Unaudited)            (Audited)
ASSETS:
Current Assets:
Cash and Equivalents                         $     12,462          $      7,262
Accounts receivable, net of
 allowance for doubtful account
 of $1,305,520 at September 30,
 2005 and December 31, 2004                         3,333                 6,666
                                             ------------          ------------
Total Current Assets:                              15,795                13,928
Property and Equipment
Property and Equipment, at cost                    57,821                57,821

Less:  Accumulated  Depreciation                   55,110                52,922
                                             -------------         ------------
                                                    2,711                 4,899

Other Assets:

Software development, less
 accumulated amortization of
 $618,242 and $502,322 at
 September 30, 2005 and
 December 31, 2004, respectively                  154,562               270,482
                                             ------------          ------------
                                                  154,562               270,482

Total Other Assets:                               173,068               289,309
                                             ============          ============

LIABILITIES AND DEFICIENCY IN
 STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts Payable and Accrued
 Liabilities (Note G)                        $  8,600,222          $  6,614,763
Advances from Related Parties,
 net (Note D)                                     592,737               548,294
Other Advances                                    130,500               130,500
Notes Payable (Note B)                          1,779,983             1,779,983
Line of Credit (Note C)                           231,250               231,250
Software License Fees Due                       3,625,000             3,625,000
                                             ------------          ------------
Total Current Liabilities                      14,959,692            12,929,790


Commitments and Contingencies                           -                     -

DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred Stock, par value $0.001
 per share; 20,000,000 shares
 authorized                                             -                     -
Series A Preferred Stock, par value
 $0.001 per share; 100,000 shares
 authorized; 100,000 issued at
 September 30, 2005 and December 31,
 2004 (Note E)                                        100                   100
Common Stock, par value $0.0001 per
 share; 100,000,000 shares authorized;
 37,765,500 shares issued at September
 30, 2005 and December 31, 2004 (Note E)            3,777                 3,777

Treasury Stock                                   (242,500)             (242,500)

Additional paid in Capital                      1,987,362             1,987,362

Accumulated Deficit                           (16,535,363)          (14,389,220)
                                              -----------           -----------

Deficiency in Stockholder's Equity            (14,786,624)          (12,640,481)

                                             $    173,068          $    289,309
                                             ============          ============


               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                                   V-GPO, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

             Three Months Ended September 30,   Nine Months Ended September 30,
                            2005         2004                 2005         2004
                            ----         ----                 ----         ----

Revenue
Consulting Income              -      129,999                    -      389,997
                      ----------   ----------           ----------   ----------
                               -      129,999                    -      389,997

Operating Expenses
Selling, General
 and Administrative      434,017      435,864            1,719,728    1,363,283
Depreciation and
 Amortization Expenses    39,508       39,508              118,108      118,579
                      ----------   ----------           ----------   ----------
Total Operating
 Expenses                473,525      475,372            1,837,836    1,481,862

Loss from Operations    (473,525)    (345,373)          (1,837,836)  (1,091,865)


Interest Expense, net    108,218      100,044              308,307      268,709
Provision for Income
 Taxes                         -            -                    -            -
                      ----------   ----------           ----------   ----------
Net Loss              $ (581,743)  $ (445,417)         $(2,146,143) $(1,360,574)
                      ==========   ==========          ===========  ===========

Loss per common share
 (basic and assuming
 dilution)            $    (0.02)  $    (0.01)         $     (0.06)  $    (0.04)
                      ==========   ==========          ===========   ==========

Weighted average shares
 outstanding Basic and
 diluted              37,765,500   37,765,500           37,765,500   37,765,500


                See accompanying notes to the unaudited condensed
                       consolidated financial statements

                                   V-GPO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Nine Months Ended September 30,
                                                      2005                2004
                                                      ----                ----
Cash flows from operating
 activities:

Net loss from operating
 activities                                    $(2,146,143)         $(1,360,574)
Adjustments to reconcile net
 loss to net cash used in
operating activities:
Depreciation and amortization                      118,108              118,579
(Increase) decrease in:
Accounts receivable                                  3,333             (360,000)
Increase (decrease) in:
Accounts payable and accrued
 liabilities                                     1,985,459            1,454,295
                                                ----------           ----------
Net cash used in operating
 activities                                        (39,243)            (147,700)

Cash flows from financing
 activities:

Advances to and from related
 parties, net                                       44,443              147,549
                                                ----------           ----------

Net cash provided by financing
 activities                                         44,443              147,549

Net increase (decrease) in cash
 and cash equivalents                                5,200                 (151)

Cash and cash equivalents at
 beginning of the period                             7,262                5,438
                                                ----------           ----------

Cash and cash equivalents at
 end of the period                                  12,462                5,287
                                                ==========           ==========


Supplemental Disclosures
 of ash Flow Information:
Cash paid during the period
 for interest                                   $        -           $        -
Cash paid during the period
 for income taxes                                        -                    -


                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BASIS OF PRESENTATION

V-GPO, Inc. (the "Company" or "VGPO") is pursuing the business of owning, operating, and/or managing non-urban healthcare facilities in the Southwestern United States of America. The Company was formed on May 4, 2000 under the laws of the State of Delaware.

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

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION (CONTINUED)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                      For The Three Months Ended      For The Nine Months Ended
                             September 30,                   September 30,
                          2005              2004          2005             2004
                          ----              ----          ----             ----
Net loss - as reported
Add: Total stock based
 employee compensation
 expense as reported
 under intrinsic value
 method (APB. No. 25)    $ (581,743)  $ (445,417)     $(2,146,143)  $(1,360,574)

Deduct: Total stock based
 employee compensation
 expense as reported under
 fair value based method
 (SFAS No. 123)                   -            -                -             -
                         ----------   ----------      -----------   -----------

Net loss - Pro Forma     $ (581,743)  $ (445,417)     $(2,146,143)  $(1,360,574)
                         ==========   ==========      ===========   ===========
Net loss attributable to
 common stockholders -
 Pro forma               $ (581,743)  $ (445,417)     $(2,146,143)  $(1,360,574)
                         ==========   ==========      ===========   ===========
Basic (and assuming
 dilution) loss per share
 - as reported           $    (0.02)  $    (0.01)     $     (0.06)  $     (0.04)
                         ==========   ==========      ===========   ===========

Basic (and assuming
 dilution) loss per share
 - Pro forma             $    (0.02)  $    (0.01)     $     (0.06)  $    (0.04)
                         ==========   ===========     ===========   ===========

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $1,305,520 at September 30, 2005 and December 31, 2004.

NOTE B - NOTES PAYABLE

Notes payable at September 30, 2005 and December 31, 2004 are as follows:

                                       September 30, 2005     December 31, 2004
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
                                              ===========          ============

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE C - LINE OF CREDIT

Line of Credit at September 30, 2005 and December 31, 2004 are as follows:

                                       September 30, 2005     December 31, 2004
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
                                               ==========            ==========

NOTE D - RELATED PARTY TRANSACTIONS

The Company has advanced funds to and been advanced funds from entities controlled by Company officers and principal shareholders during the period ended September 30, 2005 and the year ended December 31, 2004. The advances are non-interest bearing or bear interest at 10% per annum; unsecured and no formal repayment terms or arrangements exist. The net advances from related parties amounted $592,737 and $548,294 at September 30, 2005 and December 31, 2004, respectively.

NOTE E - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of September 30, 2005 and December 31, 2004, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of September 30, 2005 and December 31, 2004, the Company has 37,765,500 shares of common stock issued and outstanding.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS

EMPLOYEE STOCK OPTIONS

Transactions involving stock options issued to employees are summarized as follows:

                                                               Weighted Average
                                     Number of Shares           Price Per Share
                                     ----------------          ----------------

Outstanding at January 1, 2003                250,000                    $ 0.25
 Granted                                            -                         -
 Exercised                                          -                         -
 Canceled or expired                                -                         -
                                              -------                    ------
Outstanding at December 31, 2003              250,000                      0.25
 Granted                                            -                         -
 Exercised                                          -                         -
 Canceled or expired                         (250,000)                     0.25
                                              -------                    ------
Outstanding at December 31, 2004                    -                         -
 Granted                                            -                         -
 Exercised                                          -                         -
 Canceled or expired                                -                         -
                                              -------                    ------
Outstanding at September 30, 2005                   -                    $    -
                                              =======                    ======

The Company did not grant any employee stock options and no stock options were vested during the period ended September 30, 2005 and 2004. All previously granted stock options expired during the year ended December 31, 2004. If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(2,146,143) and $(0.06) for the nine months ended September 30, 2005, and $(1,360,574) and $(0.04) for the nine months ended September 30, 2004, respectively.

WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.


            Warrants Outstanding                           Warrants Exercisable
            --------------------                           --------------------
                                Weighted Average          Weighted                          Weighted
Exercise       Number        Remaining Contractual        Average           Number           Average
 Price       Outstanding         Life (Years)          Exercise Price     Exercisable     Exercise Price
--------     -----------     ---------------------     --------------     -----------     --------------
   $1.00         643,324                      2.25             $ 1.00         643,324              $1.00
   -----         -------                      ----             ------         -------              -----
                 643,324                      2.25             $ 1.00         643,324              $1.00
                 =======                      ====             ======         =======              =====


                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (CONTINUED)

Transactions involving warrants are summarized as follows:

                                                               Weighted Average
                                       Number of Shares         Price Per Share
                                       ----------------        ----------------

Outstanding at January 1, 2003                  643,324                  $ 1.00
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                                -------                  ------
Outstanding at December 31, 2003                643,324                  $ 1.00
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                                -------                  ------
Outstanding at December 31, 2004                643,324                  $ 1.00
                                                =======                  ======
 Granted                                              -                       -
 Exercised                                            -                       -
 Canceled or expired                                  -                       -
                                                -------                  ------
Outstanding at September 30, 2005               643,324                  $ 1.00
                                                =======                  ======

The Company did not grant any compensatory warrants to non-employees during the period ended September 30, 2005 and 2004 and all previously granted warrants were fully vested, accordingly no expense was charged to operations during the periods then ended.

NOTE G - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2005 and December 31, 2004 are as follows:

                                        September 30, 2005     December 31,2004
                                        ------------------     ---------------

Accrued interest                               $ 1,932,520          $ 1,624,213
Accrued payroll and payroll taxes                5,542,810            4,278,653
Litigation (Note H)                                406,000                    -
Accounts payable and other accrued
 liabilities                                       718,892              711,897
                                               -----------          -----------
Total                                          $ 8,600,222          $ 6,614,763
                                               ===========          ===========

NOTE H - LITIGATION

As described in Note B, the Company is in default under the terms of its Senior Convertible Note Agreements. In November 2002, a holder of Company's Senior Convertible Notes filed a complaint against the Company in the U.S. District Court, Southern District of New York, New York. The complaint sought payment of the unpaid principal, accrued interest and costs aggregating $260,000. In July 2003 the Court approved the parties' stipulated agreement to dismiss the Complaint without prejudice to refilling. As of September 30, 2005 and December 31, 2004, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

                                   V-GPO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE H - LITIGATION (CONTINUED)

In April, 2003, a former landlord filed a complaint against the Company in the County Court of Dallas for Dallas County, Texas seeking payment under an agreement to lease certain real property in the amount of $406,000 allegedly due and unpaid, plus interest, costs and attorney's fees. The Plaintiff obtained a Judgment against the Company that the Company appealed. In April 2005, the Appellate Court affirmed the Judgment. The Company filed a Motion for Rehearing with the Appellate Court that was denied. The plaintiff has commenced proceedings to enforce the Judgment. At September 30, 2005, the Company has accrued liabilities of $406,000 in connection with the litigation.

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

In January, 2004, IHI entered into a definitive agreement to sell and subsequently delivered the $275 million of Bonds. IHI did not receive the bond proceeds. As a result of the Bondholder's default under the terms of the agreement, the Company has initiated litigation to compel return of the Bonds. IHI commenced litigation in New York State Supreme Court against the initial purchaser and its affiliates seeking the return of the Bonds and damages for breach of contract and fraud. On March 24, 2005, a Temporary Restraining Order requested by IHI was granted (and continued on April 8, 2005 and May 13, 2005). In September, 2005, the parties settled the litigation; all claims and counterclaims were dismissed; and the defendants were ordered by the Court to return the Bonds for cancellation. There is no assurance claims for payment under the Bonds cannot be made against the Company.

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

OVERVIEW

V-GPO, Inc. is pursuing owning/operating and/or managing healthcare facilities through its wholly-owned subsidiary International Healthcare Investments, Ltd., Inc. ("IHI"). Prior to November 2002, V-GPO engaged in b2b online vending and supply chain management solutions through a purchasing solution that enabled businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. V-GPO discontinued these supply chain management and on-line vending activities in November 2002.

Although, V-GPO initially experienced growth in revenues after the inception of operations in 1998, the Company has experienced losses in each year of its operations, and there can be no assurance that in the future, the Company will sustain revenue growth or achieve profitability.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues

The Company's revenues decreased $129,999 to $0 during the three months ended September 30, 2005 as compared to $129,999 during the same period in 2004, a decrease of 100%. The decrease is primarily attributed to the Company not recognizing revenue for consulting services rendered and billed to Physicians Hospital of Oklahoma during the period ended September 30, 2005, because the collectibility of the receivable can not be reasonably assured.

Costs and Expenses

The Company's costs and expenses decreased from $475,372 during the three months ended September 30, 2004 to $473,525 during the same period in 2005. General and administrative expenses decreased $1,847 from $435,864 during the three months ended September 30, 2004 to $434,017 during the same period in 2005. The decrease is attributed to a decrease in general office expenses.

During the three months ended September 30, 2005 the Company incurred $108,218 of interest expense associated with previously incurred debt.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues

The Company's revenues decreased $389,997 to $0 during the nine months ended September 30, 2005 as compared to $389,997 during the same period in 2004, a decrease of 100%. The decrease is primarily attributed to the Company not recognizing revenue for consulting services rendered and billed to Physicians Hospital of Oklahoma during the period ended September 30, 2005, because the collectibility of the receivable can not be reasonably assured.

Costs and Expenses

The Company's costs and expenses increased from $1,481,862 during the nine months ended September 30, 2004 to $1,837,836 during the same period in 2005. General and administrative expenses increased $356,445 from $1,363,283 during the nine months ended September 30, 2004 to $1,719,728 during the same period in 2005. The increase is primarily attributed to accrual in payroll and payroll taxes with slight decreases in legal and consulting fees, as well as general office expenses.

During the nine months ended September 30, 2005 the Company incurred $308,307 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had a deficit in working capital of $14,943,897 compared to a deficit in working capital of $12,915,862 at December 31, 2004, a decrease in working capital of $2,028,035. The increase in working capital deficit was substantially due to increase in accrued salaries and accrued liabilities during the nine-month period ended September 30, 2005.

As a result of the Company's operating loss of $2,146,143 during the nine months ended September 30, 2005, the Company generated cash flow deficit of $39,243 from operating activities. This deficit was partially offset by advances to and from related parties of $44,443, net of repayments.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Operating Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Operating Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Chief Operating Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


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

     3. In January 2004, the Company's subsidiary, International Healthcare Investments Ltd., Inc. ("IHI") delivered an aggregate $275,000,000 of its 12% Bonds under an Indenture of Trust. IHI commenced litigation in New York State Supreme Court against the initial purchaser and its affiliates seeking the return of the Bonds and damages for breach of contract and fraud. On March 24, 2005, a Temporary Restraining Order requested by IHI was granted (and continued on April 8, 2005 and May 13, 2005). In September 2005, the parties settled the litigation, all claims and counterclaims were dismissed; and the defendants were ordered by the Court to return the Bonds for cancellation. There is no assurance claims for payment under the Bonds cannot be made against the Company.

     4.   Please  refer  to the  Company's  Annual  Report  on Form  10-KSB  and
          Quarterly Report on Form QSB for the periods respectively ended December 31, 2004 and September 30, 2005 for information on litigation pending against the Company.

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

                                   V-GPO, INC.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   V-GPO, Inc.
                                  (Registrant)

Date: November 14, 2005            By: /s/  NORMAN R. DOBIESZ
                                            -----------------
                                            Norman R. Dobiesz
                                            Chairman and Chief Executive Officer