Form 10KSB
period 2005-12-31
V GPO  INC
filed 2006-04-13
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ________________ to _________________

Commission File Number:  0-30101

V-GPO, INC.

(Name of small business issuer in its charter)

Florida

(State or other jurisdiction of Incorporation or organization)

59-1997186

(IRS Employer Identification Number)

2150 Whitfield Industrial Way, Sarasota, Florida 34243

(Address of principal executive offices)(Zip Code)

Issuer’s telephone number, including area code: (941) 727-1552

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common stock, $.0001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ].

Issuer’s revenues for its most recent fiscal year: $	0

The aggregate market value (closing sale price of $.01) on the OTC Bulletin Board of the Registrant’s Common Stock held by non-affiliates at March 1, 2006, was approximately $54,238. For purposes of computing such market value, the Registrant has assumed that affiliates include only its executive officers, directors and 5% stockholders. This determination of affiliate status has been made solely for the purpose of this Report, and the Registrant reserves the right to disclaim that any such individual is an affiliate of the Registrant for any other purposes.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of April 12, 2006, 38,215,500 shares of the Registrant’s common stock, par value $.0001, were issued and outstanding.

Exhibit index appears on pages: 18-19.

TABLE OF CONTENTS

PART I		PAGE
Item 1	Business	4
Item 2	Property	6
Item 3	Legal Proceedings	6-7
Item 4	Submission of Matters to a Vote of Security Holders	7
PART II
Item 5	Market for Registrants Common Equity and Related Stockholder Matters	7-8
Item 6	Management’s Discussion and Analysis or Plan of Operations	8-13
Item 7	Financial Statements	13
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
Item 8A	Controls and Procedures	13-14
PART III
Item 9	Directors and Executive Officers of the Company	14
Item 10	Executive Compensation	15-17
Item 11	Security Ownership of Certain Beneficial Owners and Management	17
Item 12	Certain Relationships and Related Transactions	17-18
Item 13	Exhibits and Financial Statement Schedules	18-19
Item 14	Principal Accountant Fees and Services	19-20
SIGNATURES 21

PART I

Item 1. BUSINESS

GENERAL

The Company was incorporated in May, 1980 in the State of Florida and engaged in the hotel and restaurant industry from 1980 until October 1, 1990, when the Company sold its assets and ceased operations.

Pursuant to an Agreement and Plan of Merger (“Agreement”) dated as of December 6, 2001 by and between the Company and V-GPO, Inc., a Delaware Corporation (“V-GPO Delaware”), on January 1, 2002, V-GPO Delaware merged with and into the Company, with the Company emerging as the surviving corporation (“Merger”). In consideration of the Merger, all of V-GPO Delaware’s outstanding securities were converted into 36,500,000 shares of the Company’s Common Stock, 100,000 shares of the Company’s Series A Preferred Stock and options and warrants equal in kind and number to those of V-GPO Delaware (collectively the “Merger Consideration”).

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

In April, 2002, the Company organized a wholly-owned subsidiary, International Healthcare Investments Ltd. (“IHI”) to attempt to own, operate and/or manage suburban and rural healthcare facilities. See BUSINESS – THE BUSINESS OF V-GPO - INTERNATIONAL HEALTHCARE INVESTMENTS LTD.

The Company ceased its supply chain management and B-2-B vending activities in November 2002. See BUSINESS – THE BUSINESS OF V-GPO – CESSATION OF SUPPLY CHAIN MANAGEMENT AND B-2-B ACTIVITIES.

THE BUSINESS OF V-GPO

Cessation of Supply Chain Management and B-2-B Activities. V-GPO Delaware was a supply chain management consulting and B-2-B e-commerce corporation servicing the healthcare industry, including hospitals, general purchasing organizations, clinics, mail order pharmacies, etc., that marketed and licensed software products developed exclusively for V-GPO Delaware by its affiliate Florida Software Systems, Inc. and its affiliates which own the software (“Software Owners” and collectively with Florida Software Systems, Inc. “FSS”) under a perpetual License Agreement (“License”). V-GPO Delaware purchased title to the V-GPO

Software in December, 2001 and terminated payments under the License as of November 30, 2001 pursuant to a Software Sale Agreement with FSS (“Software Sale Agreement”). On September 30, 2002, the Company entered into a new agreement with FSS, whereby (i) the Company agreed to return to the Software Owners all the rights, title and interest in the software that the Company acquired in December 2001 under the Software Sale Agreement subject to the Company’s retention of a non exclusive license of the software, and (ii) the Software Owners agreed to cancel and return to the Company the $30,000,000 promissory note having an unpaid principal of $30,000,000. The payable of $3,625,000 accrued under the License remains on the books of the Company. See FINANCIAL STATEMENTS – FOOTNOTE H.

In November 2002, the Company determined that it was no longer feasible to engage in the supply chain management and B-2-B activities due to a number of considerations including intensity of competition and persistently slow acceptance of the business model for the supply chain management and B-2-B activities by customers and prospective investors. The Company ceased it supply chain management and B-2-B operations in order to focus all of its attention and resources towards developing and expanding the business of its wholly owned Delaware subsidiary, International Healthcare Investments Ltd., Inc. (“IHI”). See BUSINESS - THE BUSINESS OF V-GPO - INTERNATIONAL HEALTHCARE INVESTMENTS LTD.

International Healthcare Investments Ltd. The Company incorporated a wholly-owned Delaware subsidiary, International Healthcare Investments Ltd., Inc. (“IHI”), in April 2002, to own, operate and/or manage suburban and rural healthcare facilities in Texas and Oklahoma. Generally, the Company anticipated that these facilities would have been the only facilities in the suburban or rural area in which they are located. Because every community is unique, there was no universal approach to healthcare management. IHI was committed to creating programs, services and facilities that actively respond to fulfill the needs and required support of physicians who care for patients in the communities where an IHI facility is located. The Company believed this was the best way to compete in the markets it attempted to enter. The acquisitions were subject to a variety of conditions, including completion of financing but were not consummated.

IHI had entered into an agreement to sell and had delivered an aggregate of $275 million principal amount of its 12% Bonds Due 2014 (“Bonds”). The Company fully and unconditionally guaranteed the Bonds. IHI did not receive any proceeds for the issuance of the Bonds. Despite their agreement to pay, the persons holding the Bonds had refused to pay for them. As a result of the Bondholder’s default under the terms of the agreement, the Company initiated litigation to compel return of the Bonds. IHI commenced litigation in New York State Supreme Court against the initial purchaser and its affiliates seeking the return of the Bonds and damages for breach of contract and fraud. The parties settled the litigation; all claims and counterclaims were dismissed; and the defendants were ordered by the Court to return the Bonds for cancellation. There is no assurance claims for payment under the Bonds cannot be made against the Company.

COMPETITION

The market for healthcare facilities ownership, operation and management is rapidly evolving and intensely competitive.

Competition is likely to intensify as the Company’s market matures. As competitive conditions intensify, competitors may:

•	Enter into strategic or commercial relationships with larger, more established healthcare companies;
•	Secure services and products from suppliers on more favorable terms;
•	Devote greater resources to marketing and promotional campaigns; and
•	Devote substantially more resources to acquisition of non-urban healthcare facilities.

Item 2. PROPERTY

The Company’s headquarters is located at 2150 Whitfield Industrial Way in Sarasota. The Company shares office space with an entity controlled by one of the Company’s executive officers who is also a director.

Item 3. LEGAL PROCEEDINGS

1.

In November, 2002, the Company and a former financial advisor were named as Defendants in a Summons and Complaint filed by a private lender in the United States District Court, Southern District of New York, seeking damages of approximately $260,000 plus interest and attorney’s fees, an accounting and rescission of certain corporate actions in connection with the alleged failure by the Company to pay amounts allegedly due under a Promissory Note in the principal amount of $200,000. In July 2003, the Court approved the parties’ stipulated agreement to dismiss the Complaint without prejudice to refiling. As of December 31, 2005, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

2.

In April, 2003, a former landlord filed a complaint against the Company in the County Court of Dallas for Dallas County, Texas seeking payment under an agreement to lease certain real property in the amount of approximately $406,000 allegedly due and unpaid, plus interest, costs and attorney’s fees. The Plaintiff obtained a Judgment against the Company that the Company appealed. In April 2005, the Appellate Court affirmed the Judgment. The Company filed a Motion for Rehearing with the Appellate Court that was denied. All appellate avenues have been exhausted and the Judgment is final. At December 31, 2005, the Company has accrued $406,000 of alleged lease due, as well as approximately $116,000 of accrued interest and fees. Total accrued liabilities in connection with the litigation are approximately $522,000.

3.

In May 2003, the Texas Workforce Commission awarded a former employee of the Company approximately $16,000 in connection with a wage claim. The Company believes it has meritorious defenses to the employee’s claims and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

4.

On June 28, 2005, a complaint was filed in the United States District Court for the Western District of New York against the Company by Casimer J. Jaszewski (“Jaszewski”) alleging economic duress, breach of contract and conversion, and seeking rescission and damages in connection with shares of the Company issued to Jaszewski prior to the merger of Epicure Investments, Inc. and V-GPO, Inc. effected January 1, 2002. The Company has filed an Answer with a Counterclaim alleging fraud seeking damages in excess of $1,500,000. The Company believes it has meritorious defenses to the action.

5.

On June 28, 2005, a complaint was filed in the United States District Court for the Western District of New York against the Company by Southward Investments, LLC, (“Southward”) alleging conversion and breach of contract, and seeking specific performance and damages in connection with Southward’s agreement to purchase 3,000,000 of the Company’s shares for $1,000,000. The Company filed an Amended Answer with a Counterclaim, alleging fraud seeking damages in excess of $1,500,000. The Company believes it has meritorious defenses to the action.

The Company has recognized a liability recorded at $4,134 payable under a rescission offer made to and accepted by certain stockholders in 1989 which remains unpaid. This liability has accrued interest at the rate of 6% per annum which also remains unpaid as of the date of this Report on Form 10-KSB.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote to the Company’s security holders during 2005.

PART II

Item 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Although the Company’s Common Stock is eligible for trading in the over-the-counter market, including quotation on the NASD Over-The-Counter Bulletin Board, public trading in the market for the Company’s Common Stock has been sporadic during the last two (2) years. The Company cannot assure that an active, liquid trading market will develop and be maintained in the future.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for the Company’s common stock as reported on the OTC Bulletin Board. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

COMMON STOCK
	2006		2005		2004
	High	Low	High	Low	High	Low
PERIOD
First Quarter	$0.07	$0.01	$0.80	$0.50	$2.20	$1.75
Second Quarter			0.09	0.07	1.15	0.15
Third Quarter			0.10	0.05	0.26	0.15
Fourth Quarter			0.07	0.07	0.10	0.05

On March 1, 2006, the last reported sales price for the Company’s common stock as reported on the OTC Bulletin Board was $0.01 per share.

HOLDERS

As of March 1, 2006 there were approximately 1,001 shareholders of record of the Company’s common stock.

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

Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Form 10-KSB contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as “may”, “except”, “anticipate”, “estimate”, “hopes”, “believes”, “continue”, “intends”, “seeks”, “contemplates”, “suggests”, “envisions”, or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and economically in those areas where the Company has or expects to have assets and operations; competitive and other factors affecting the Company’s operations, markets, products and services; those risks associated with the Company’s ability to successfully negotiate with certain customers; associated costs arising out of the Company’s activities and the matters discussed in this Form 10-KSB; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic laws, regulations and taxes; risks related to changes in business strategy or development plans; risks associated with future profitability; and other factors discussed elsewhere in this Form 10-KSB and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company’s control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this Report and the documents filed or to be filed by the Company with the Securities and Exchange Commission.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2005 and 2004. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto which are included elsewhere in this Form 10-KSB.

GENERAL

Epicure Investments, Inc. (the “Company”) was incorporated in May 1980, under the laws of the State of Florida. The Company was a hotel and restaurant operation from 1980 until October 1, 1990, when the Company’s management decided to sell its assets and cease operations. The Company has maintained its legal existence, but has not conducted operations since 1990.

On December 6, 2001 the Company entered an agreement and plan of merger with V-GPO, Inc. (“V-GPO Delaware”), a company incorporated under the laws of the state of Delaware. Effective with the merger, all previously outstanding stock of V-GPO Delaware was exchanged for stock of the Company resulting in the previous security holders of V-GPO Delaware owning approximately 93% of the Common Stock, 100% the Series A Preferred Stock of the Company, in an exchange ratio of 1 share of VGPO common stock for one (1) share of the Company’s common stock, and one (1) share of V-GPO Series A Preferred Stock for one (1) share of Company Series A Preferred Stock. As a result of the acquisition, there was a change in control of the Company, a public entity.

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

Subsidiaries of IHI entered into agreements to acquire control of four (4) healthcare facilities in Oklahoma City, Oklahoma. The acquisitions were subject to a variety of conditions, including completion of financing but were not consummated.

The Company (including V-GPO Delaware’s operations) has experienced losses in each year of its operations, and, there can be no assurance, that, in the future, the Company will sustain revenue growth or achieve profitability.

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

•	Stock-based compensation
•	Research and Development

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 – Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenues

The Company’s total revenues were $0 for the twelve month period ended December 31, 2005 compared to $36,663 for the same period ended December 31, 2004, a decrease of $36,663 or 100%. The decrease is primarily attributed to the Company not having any customers or revenue in the fiscal year 2005.

Cost of Sales

The Company did not recognize any direct cost of sales for the year ended December 31, 2005 and 2004.

Operating Expenses

The Company’s operating expenses decreased $430,957 from $2,785,164 for the year ended December 31, 2004 compared to $2,354,207 for the same period ended December 31, 2005, or 15%. Selling, general and administrative expenses for the twelve-month period ended December 31, 2005 decreased $313,387 from $2,509,886 in 2004 to $2,196,499, or 12%. The selling, general and administrative expenses decrease is primarily attributed to the lack of business activities in the fiscal year 2005. Depreciation and amortization expense for the year ended December 31, 2005 decreased $796 from $158,504 in 2004 to $157,708. The decrease was because certain fixed assets were fully depreciated during the year ended December 31, 2005. The Company recorded $116,774 impairment of other assets during the year ended December 31, 2004. This was in connection with IHI’s Offering Memorandum to issue an aggregate of $275 million bonds. As the bonds will not be issued and funding will not be received, the Company charged to operations impairment of the prepaid costs. Interest expense for the year ended December 31, 2005 and 2004 was $409,091 and $379,638, respectively. The increase in interest expense was a result of accrued interest in connection with a litigation, offsetting by a decrease in accrued interest to related party loans. The Company had an agreement among the related parties to net the advances from related parties against advances to related parties and accrued interest was calculated based on the net advance amounts during the fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2005

As of December 31, 2005, the Company had a working capital deficit of $15,485,452 compared to a deficit of $12,915,862 at December 31, 2004 a deficit increase of $2,569,590.

The increase in working capital deficit is primarily attributed to increase in accrued management expenses.

As a result of our operating losses, the Company generated a cash flow deficit of $45,663 from operating activities during the twelve-month period ended December 31, 2005. The cash flow deficit is primarily attributable to the Company’s net loss from operations of $2,763,298 adjusted for depreciation and amortization of $157,708, common stock, valued at $36,000, issued in exchange for reimbursement of general expenses, and changes in accounts payable and accrued expenses.

There were no cash flows used in investing activities for the twelve-month period ended December 31, 2005.

Cash flows provided by financing activities were $38,988 during the twelve-month period ended December 31, 2005. This is primarily attributable to $38,988 cash advances received from related parties net of repayments.

Our independent certified public accountants have stated in their report, which is included with our audited financial statements in the Form 10-KSB for the period ended December 31, 2005, that we have incurred operating losses in the last two years and that we are dependent on management’s ability to raise capital and develop profitable operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Item 7. FINANCIAL STATEMENTS

Financial statements as of and for the years ended December 31, 2005 and December 31, 2004 are presented in a separate section of this Report on Form 10-KSB following the information in Part III.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and President and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and President and Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”).

Based upon that evaluation, the Chairman and Chief Executive Officer and President and Chief Operating Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b)	Changes in Internal Controls.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

NAME	AGE	POSITION
Norman R. Dobiesz	58	Chairman, Chief Executive Officer and a Director
Samuel A. Greco	54	President, Chief Operating Officer and a Director

All directors hold office for one year or until the election or appointment of their successors. Directors receive no compensation for serving on the board, but may be reimbursed reasonable expenses for attending meetings upon submission to the Company of appropriate written documentation. Officers are elected annually by the Company’s Board of Directors and serve at the discretion of the board or until their successors are elected.

Norman R. Dobiesz is the Chairman, Chief Executive Officer, Director and a principal shareholder of the Company responsible for the headquarters function in Florida. Since 1991, Mr. Dobiesz has served as a Director of Teltronics, Inc., a corporation filing reports under the Securities Exchange Act of 1934

Samuel A. Greco is a founder and was the President, Chief Operating Officer, Director and a principal shareholder of the Company responsible for the operations and marketing functions. Mr. Greco has held various management positions in the healthcare industry during the last 25 years, including several executive positions with Columbia/HCA Healthcare Corporation now known as HCA – The Healthcare Company (“Columbia”) from 1989 to August 1997. He resigned his position as Senior Vice President of Financial Operations of Columbia in August 1997 to pursue consulting and other opportunities in the healthcare industry by applying his experience in the application of supply chain strategies. While with Columbia, Mr. Greco elevated the area of Materials Management to a core competency that became a strategic advantage to Columbia, and launched Columbia’s supply chain initiative, recognizing how supply cost and other costs would benefit from scale, discipline and process improvement. He has become one of the industry leaders in successfully applying these supply chain strategies, vendor partnering and logistics management to improve results and provide significant savings. Mr. Greco holds a Bachelor of Science degree in Accounting from Bryant College and is a frequent speaker at various healthcare symposiums.

Item 10. EXECUTIVE COMPENSATION

The following tables set forth information regarding the annual and long term compensation paid by the Company’s predecessor, V-GPO Delaware, during the years indicated to the Chief Executive Officer, the Chief Operating Officer and its other most highly paid executive officers whose total salary and bonus exceeded $100,000 for the year ended December 31, 2005 (collectively, the “Named Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compensation
Norman R. Dobiesz, Chairman & CEO	2005 2004 2003	(2) (2) (2)	- - -	- - -	- - -	- - -	- - -	- - -
Samuel A. Greco President and COO	2005 2004 2003	(2) (2) (2)	- - -	- - -	- - -	- - -	- - -	- - -

(1)	Certain personal benefits that aggregate less than ten percent of total cash compensation of any executive officer or which cannot be readily ascertained are not included.

(2)	Amounts for 2002, 2003, 2004, and 2005 have been accrued but not paid for Mr. Dobiesz and Mr. Greco.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Norman R. Dobiesz(1)	-	-	-	-
Samuel A. Greco(1)	-	-	-	-

(1) No options or SARs have been granted to Mr. Dobiesz or to Mr. Greco.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at FY-Ended (#) (1)	Value of Unexercised In-the-Money Options/SARs at FY-End (#) (1)
Name	Shares Acquired on Exercise (#)	Value Realized (S)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Norman R. Dobiesz(1)	-	-	-	-
Samuel A. Greco(1)	-	-	-	-

(1)	No options have been granted to Mr. Dobiesz or to Mr. Greco.

EXECUTIVE EMPLOYMENT AGREEMENTS

Effective March 1, 2002, Messrs. Dobiesz and Greco entered into ten (10) year employment agreements (the “Executive Employment Agreements”) with the Company that replaced prior employment agreements scheduled to expire May 31, 2004 which were renewable by the employee for up to two (2) additional five (5) year periods (“Prior Employment Agreements”). The Executive Employment Agreements are terminable by the Company for certain “for cause” events. The Executive Employment Agreements provide for initial base compensation of $600,000 per year with $75,000 increases scheduled for the 1st day of January of each year commencing January 1, 2003. The Company has the right to include Messrs. Dobiesz and Greco in any supplementary bonus or other benefits in the Company’s discretion. Messrs. Dobiesz and Greco have waived all unpaid cash compensation under the Prior Employment Agreements from inception through December 31, 2001. The Company has agreed to register the shares of the Company’s Common Stock Messrs. Dobiesz and Greco own in any future registration statement the Company may file. No compensation to these employees has been paid since December 31, 2001.

1999 Incentive Stock Option Plan

The Company adopted an Incentive Stock Option Plan, as amended (“Plan”) to enhance the Company’s ability to retain the services of key personnel and encourage such employees to own stock in the Company. The Plan authorizes the Board of Directors, at its discretion, to grant incentive stock options under the Internal Revenue Code of 1986, as amended, to key employees of the Company or its subsidiaries. The Plan is administered by the Board of Directors which has full power and authority to designate Participants, to determine the terms and provisions of respective option agreements (which need not be identical) and to interpret the provisions of the Plan. The Plan became effective March 1, 1999 and will terminate February 28, 2009 unless earlier terminated by the Board of Directors or extended by the Board with approval of the stockholders.

An aggregate of 4,999,995 shares of the Company’s Common Stock may be issued or transferred to grantees under the Plan. If there is a stock split, stock dividend or other relevant change affecting the Company’s shares, appropriate adjustments will be made in the number of shares that may be issued or transferred in the future and in the number of shares and price of all outstanding grants made before such event. The option price shall not be less than the fair market value of the Company’s Common Stock on the date of grant, unless the grantee is the holder of more than 10% of the voting power of all classes of stock of the Company, in which case the option price shall not be less than 110% of the fair market value of the stock on the date of grant.

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

During 2005, the Company did not issue any options under the Plan.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of shares of the Company’s equity securities as of March 15, 2006 by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.

Name and Address(1) of Beneficial Ownership	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Norman R. Dobiesz(3) Chairman, Chief Executive Officer and Director	Common Stock Series A Preferred Stock	19,562,500 shares 100,000 shares	53.8% 100%
Samuel A. Greco President, Chief Operating Officer and Director	Common Stock	11,812,500	32.5%
All Executive Officers and Directors as a group (two persons)	Common Stock Series A Preferred Stock	31,375,000 shares 100,000 shares	86.3% 100%

(1)	The address of all directors and officers identified above is the address of the Company at 2150 Whitfield Industrial Way, Sarasota, Florida 34243.

(2)

The percentages are calculated based upon 36,798,833 shares of Common Stock issued and outstanding after exclusion of 1,416,667 issued shares held in treasury. Unless otherwise indicated, it is assumed that all shares are owned directly.

(3)

Includes 19,187,500 shares owned by a limited partnership owned and controlled by Mr. Dobiesz and 375,000 of the aggregate 500,000 shares owned by MedTel Services, Inc., a corporation of which Mr. Dobiesz owns 75% of the issued and outstanding shares of Common Stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective March 1, 2002, the Company entered into ten (10) year employment agreements with Norman R. Dobiesz, Chairman and CEO and Samuel A. Greco, President and COO. See EXECUTIVE COMPENSATION – Employment Agreements.

Advances, to the Company from entities controlled by Norman R. Dobiesz, the Company’s Chairman, CEO and principal shareholder, are outstanding such that the Company owes the amount of $587,282 in 2005 and $548,294 in 2004, all of which was unpaid at December 31, 2005.

The Company shares office space in Sarasota, Florida with an entity controlled by the Company’s officer and director.

Item 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The financial statements filed on part of this report are listed on the Index to Consolidated Financial Statements.

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts.

All other consolidated financial statement schedules have been omitted because the required information is shown in the consolidated financial statements or notes thereto or they are not applicable.

(b)	Exhibits:

Exhibit	Description

2.1	Agreement and Plan of Merger by and between V-GPO, Inc. and Epicure Investments, Inc. dated December 6, 2001. Filed as Exhibit 2.1 to V-GPO’s Form 8-K filed January 15, 2002.

3.1	Restated Articles of Incorporation of V-GPO, Inc., as amended. Filed as Exhibit 3.1 to V-GPO’s Form 8-K filed January 15, 2002.

3.2	Articles of Amendment to Articles of Incorporation of V-GPO, Inc., as amended. Filed as Exhibit 3.2 to V-GPO’s Form 8-K filed January 15, 2002.

10.1	Software Sale Agreement dated December 12, 2001, by and between V-GPO, Inc. and Florida Software Systems, Inc. Filed as Exhibit 10.1 to V-GPO’s Form 8-K/A filed January 30, 2002.

10.2

Promissory Note in the principal amount of $30,000,000 dated December 12, 2001 executed by V-GPO, Inc. payable to Florida Software Systems Corporation, Home Healthcare Alliance, Inc. and Home Health Plan, Inc. Filed as Exhibit 10.2 to V-GPO’s Form 8-K/A filed January 30, 2002.

10.3	Specimen of Bridge Note. Filed as Exhibit 10.3 to V-GPO’s Form 8-K/A filed January 30, 2002.

10.4	Line of Credit Note. Filed as Exhibit 10.4 to V-GPO’s Form 8-K/A filed January 30, 2002.

10.5	Employment Agreement effective as of March 1, 2002 by and between V-GPO, Inc. and Norman R. Dobiesz. Filed as Exhibit 10.5 to V-GPO’s Form 8-K/A filed January 30, 2002.

10.6	Employment Agreement effective as of March 1, 2002 by and between V-GPO, Inc. and Samuel A. Greco. Filed as Exhibit 10.6 to V-GPO’s Form 8-K/A filed January 30, 2002.

10.7	Agreement between V-GPO, Inc. and Florida Software Systems, Inc. Filed as Exhibit 10.1 to V-GPO’s Form 10-QSB filed May 15, 2002.

16.1	Letter from Gary Kriner, CPA dated January 30, 2002. Filed as Exhibit 16.1 to V-GPO’s Form 8-K/A filed January 30, 2002.

21	List of Subsidiaries.*

99.1	Certification of Norman R. Dobiesz Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

99.2	Certification of Samuel A. Greco Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

(*)	Filed as an Exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2005	December 31, 2004
1. Audit Fees	$ 43,100	$ 34,550
2. Audit Related Fees	--	--
3. Tax Fees	--	--
4. All Other Fees	--	--
Total Fees	$ 43,100	$ 34,550

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, which are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2005 or 2004.

Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

The Company is presently seeking to identify individuals eligible and willing to serve as independent directors on an audit committee of the Company. However, the Company has not yet identified a willing individual. Therefore, the board administers the audit functions directly. Prior to the Company’s engagement of its independent auditor, such engagement is approved by the Company’s board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to report to the Company’s board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2005, were approved by the Company’s board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

V-GPO, INC.
Dated: April 13, 2006	By: /s/ NORMAN R. DOBIESZ _____________________________ Norman R. Dobiesz Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ NORMAN R. DOBIESZ _____________________________ Norman R. Dobiesz	Director, Chairman and Chief Executive Officer	April 13, 2006
/s/ SAMUEL A. GRECO _____________________________ Samuel A. Greco	Director, President and Chief Operating Officer	April 13, 2006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

V-GPO, INC.

V-GPO, INC.

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

V-GPO, Inc.

Sarasota, FL

We have audited the accompanying consolidated balance sheet of V-GPO, Inc. and its wholly-owned subsidiary (the “Company”) as of December 31, 2005 and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the two years then ended, in conformance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accounting Firm

McLean, Virginia

March 24, 2006

V-GPO, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$587
Total current assets	587

Property, plant and equipment: (Note B)
Property, plant and equipment, at cost	57,821
Less: accumulated depreciation	56,069
1,752

Other assets:
Software development, less accumulated amortization of $656,884 (Note C)	115,920

Total assets	$118,259

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note D)	$9,132,024
Advances from related parties, net (Note E)	587,282
Other advances	130,500
Notes payable (Note F)	1,779,983
Line of credit (Note G)	231,250
Software license fees due (Note H)	3,625,000
Total current liabilities	15,486,039

Commitments and contingencies (Note M)	—

Deficiency in stockholders’ equity:
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized:
Series A preferred stock, par value $0.001 per share; 100,000 shares authorized; 100,000 issued at December 31, 2005 (Note I)	100
Common stock, par value $0.0001 per share; 100,000,000 shares authorized; 38,215,500 shares issued and outstanding at December 31, 2005 (Note I)	3,822
Treasury stock	(242,500)
Additional paid-in capital	2,023,317
Accumulated deficit	(17,152,519)
Total deficiency in stockholders’ equity	(15,367,780)

Total liabilities and deficiency in stockholders’ equity	$118,259

See accompanying notes to consolidated financial statements

V-GPO, INC.

CONSOLIDATED STATEMENTS OF LOSSES

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenue:
Consulting Income, net	$—	$36,663

Operating Expenses:
Selling, General and Administrative	2,196,499	2,509,886
Impairment of Other Assets	—	116,774
Depreciation and Amortization Expenses (Notes B and C)	157,708	158,504
Total Operating Expenses	2,354,207	2,785,164

Net Loss from Operations	(2,354,207)	(2,748,501)

Interest Expense, net	(409,091)	(379,638)
Provision for Income Taxes	—	—

Net Loss	$(2,763,298)	$(3,128,139)

Loss per common share (basic and assuming dilution) (Note L)	$(0.07)	$(0.08)
Weighted average shares outstanding
Basic and diluted	38,198,240	37,765,500

See accompanying notes to consolidated financial statements

V-GPO, INC.

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Preferred Series A Shares	Preferred Series A Amount		Common Shares	Common Share Amount		Treasury Stock Amount	Additional Paid in Capital		Common Stock Subscrip-tion	Accumulated Deficit	Total
Balance at January 1, 2004	100,000	$10	0	37,765,500	$3,77	7	$(242,500)	$1,987,36	2	$—	$(11,261,081)	$(9,512,342)
Net loss	—	—		—	—		—	—		—	(3,128,139)	(3,128,139)
Balance at December 31, 2004	100,000	$10	0	37,765,500	$3,77	7	$(242,500)	$1,987,36	2	$—	$(14,389,220)	$(12,640,481)
Common stock issued in exchange for reim- bursement of general expenses	—	—		450,000	45		—	35,955		—	—	36,000
Net loss	—	—		—	—		—	—		—	(2,763,298)	(2,763,298)
Balance at December 31, 2005	100,000	$10	0	38,215,500	$3,82	2	$(242,500)	$2,023,31	7	$—	$(17,152,519)	$(15,367,779)

See accompanying notes to consolidated financial statements

V-GPO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net loss from operating activities	$(2,763,298)	$(3,128,139)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	157,708	158,504
Reserve for allowance for doubtful account	—	825,520
Impairment of other assets	—	116,774
Common stock issued in exchange for reimbursement of general expenses	36,000	—
Decrease in:
Accounts receivable	6,666	—
Prepaid expenses and other assets	—	—
Increase in:
Accounts payable and accrued liabilities	2,517,261	1,881,515
Net cash (used in) operating activities	(45,663)	(145,826)

Cash flows from financing activities:
Advances to related parties, net of repayments	38,988	147,650
Net cash provided by financing activities	38,988	147,650

Net increase in cash and cash equivalents	(6,675)	1,824
Cash and cash equivalents at beginning of the year	7,262	5,438
Cash and cash equivalents at end of the year	$587	$7,262

Supplemental Information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	—	—
Common stock issued in exchange for reimbursement of general expenses	36,000	—

See accompanying notes to consolidated financial statements

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

V-GPO, Inc. (the “Company” or “V-GPO”) was in the business of attempting to own, operate, and/or manage non-urban healthcare facilities in the Southwestern United States. The Company was formed on May 4, 2000 under the laws of the State of Delaware.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, International Healthcare Investments Ltd., Inc. Significant intercompany transactions have been eliminated in consolidation.

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company’s stock warrants (calculated using the treasury stock method). During the year ended December 31, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION (“SAB104”), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Payments received in advance are deferred until the trusses are built and shipped to customers.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the years ended December 31, 2005 and 2004.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the year ended December 31, 2005 and 2004.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,763,298 and $3,128,139 during the years ended December 31, 2005 and 2004, respectively. The Company’s current liabilities exceeded its current assets by $15,485,452 as of December 31, 2005. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company has reserved in full the outstanding accounts receivable of $3,333 at December 31, 2005.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows:

	2005	2004
Net loss – as reported	$(2,763,298)	$(3,128,139)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB No. 25)	—	—
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	—	—
Net loss – Pro Forma	$(2,763,298)	$(3,128,139)
Net loss attributable to common stockholders – Pro forma	$(2,763,298)	$(3,128,139)
Basic (and assuming dilution) loss per share – as reported	$(0.07)	$(0.08)
Basic (and assuming dilution) loss per share – Pro forma	$(0.07)	$(0.08)

On December 16, 2004, the Financial Accounting Standards Board (FSB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006.

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

(eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

NOTE B – PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2005 consists of the following:

Computer Equipment	$ 44,623
Office Furniture	13,198
Total	57,821
Accumulated Depreciation	(56,069)
$ 1,752

Depreciation expense included as a charge to income amounted to $3,148 and $3,944 for the years ended December 31, 2005 and 2004, respectively.

NOTE C – SOFTWARE DEVELOPMENT COSTS

During the period March 1999 through December 2001, entities controlled by the Company’s Chief Executive Officer and principal shareholder, contributed to the Company certain capitalized software development costs for the exclusive, worldwide distribution and use by the Company. An aggregate of $772,804 of software development costs, net of liabilities assumed, was capitalized as of December 31, 2001 and remains capitalized as of December 31, 2005. In accordance with Staff Accounting Bulletin Topic 5-G, the Company accounted for the contribution of the capitalized software development costs as assets and assumption of liabilities, and a corresponding capital contribution. The transaction is accounted for using the purchase method of accounting. The Company recorded the carryover historical basis of net tangible assets contributed, which did not differ materially from their fair value.

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE C – SOFTWARE DEVELOPMENT COSTS (Continued)

Software development costs are amortized over a useful life of five years. Amortization expense included as a charge to income amounted to $154,560 and $154,560 for the years ended December 31, 2005 and 2004. The costs and accumulated amortization of software development costs at December 31, 2005 are summarized as follows:

Software development costs	$ 772,804
Less: accumulated amortization	(656,884)
Software development costs, net	$ 115,920

NOTE D – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 are as follows:

Accrued interest	$2,033,304
Accrued payroll and payroll taxes	5,961,292
Other accrued liabilities	1,137,428
Total	$9,132,024

NOTE E – RELATED PARTY TRANSACTIONS

The Company has received funds from entities controlled by Company officers and principal shareholders during the period ended December 31, 2005 and 2004. The advances are non-interest bearing or bear interest at 10% per annum; unsecured and no formal repayment terms or arrangements exist. The net advances from related parties that the Company still owes amount to $587,282 at December 31, 2005.

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE F – NOTES PAYABLE

Notes payable at December 31, 2005 are as follows:

10% senior convertible notes payable, unsecured and due six months from the date of the note with the latest maturity June 2001; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $1.50 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted or paid in full by maturity, then interest accrues at 12.5% per annum until paid in full. The Company is in default under the terms of the Note Agreement (see Note M).

$ 1,779,983
1,779,983
Less: current portion	(1,779,983)
$ -

NOTE G – LINE OF CREDIT

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
$ -

NOTE H – ACCRUED SOFTWARE LICENSE FEES

The Company entered into a Software License Agreement (“Agreement”) in March 1999 with an entity controlled by the Company’s Chief Executive Officer and principal shareholder (“Licensor”). The Agreement provided for a limited, restricted, non-exclusive, revocable worldwide license to use, reproduce and sublicense certain software owned by the Licensor and two additional entities controlled by the Company’s Chief Executive Officer and principal shareholder. License fees under the Agreement were based upon a percentage of revenues to be subject to a $200,000 per month fee and further subject to the successful completion of a securities offering generating at least $7,000,000 of proceeds. The Agreement was amended on April 21, 2000 to provide for an exclusive worldwide license in return for a minimum license fee of $150,000 per month to be increased to a minimum of $200,000 per month

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE H – ACCRUED SOFTWARE LICENSE FEES (Continued)

if a securities offering generated at least $4,500,000 in proceeds. In April 2001 there was a further amendment to provide that effective January 1, 2001, the minimum was increased to $250,000 per month with increases of 10% on each January thereafter. During the year ended December 31, 2001, the Company defaulted under the terms of the Agreement. In September 2002, the Licensor and the Company terminated the Agreement. As of December 31, 2005, the Company has accrued in current liabilities previously incurred license fees aggregating $3,625,000.

NOTE I - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of December 31, 2005, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of December 31, 2005, the Company has 38,215,500 shares of common stock issued and outstanding.

In January 2005, the Company issued 450,000 shares of its common stock to an unrelated third party in exchange for reimbursement of general office expense. The common shares issued were valued at $36,000, which approximately the fair value of the Company’s common stock at the time of issuance.

NOTE J - WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.00	643,324	2.00	$1.00	643,324	$2.00
	643,324			643,324

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE J – WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	643,324	$ 1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2004	643,324	$ 1.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	643,324	$ 1.00

The Company did not grant any warrants to non-employees during the year ended December 31, 2005 and 2004, accordingly no expense was charged to operations during the two years then ended.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $17,000,000 which expire through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $5,900,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:
Net operating loss carry forward	$5,900,000
Valuation allowance	(5,900,000)
Net deferred tax asset	$ -

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE L – LOSSES PER SHARE

The following table presents the computations of basic and dilutive loss per share:
	2005	2004
Loss Available to Common Shareholders	$(2,763,298)	$(3,128,139)
Basic and Fully Diluted Loss Per Share	$ (0.07)	$ (0.08)
Weighted Average Common Shares Outstanding	38,198,500	37,765,500

For the years ended December 31, 2005 and 2004, the computation of net loss per share excludes the effect of options and warrants as they were antidilutive.

NOTE M - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company shared office spaces with an entity controlled by the Company’s officer and director. No rent expenses incurred during the years ended December 31, 2005 and 2004.

Employment Agreements

The Company has employment agreements with the Chief Executive Officer and President. The Agreements are generally for a term of 120 months renewable for up to two (2) additional five (5) year periods unless either the Company or the individual terminates such agreement by written notice. No compensation under these contracts has been paid.

Litigation

As described in Note F, the Company is in default under the terms of its Senior Convertible Note Agreements. In November 2002, a holder of Company’s Senior Convertible Notes filed a complaint against the Company in the U.S. District Court, Southern District of New York, New York. The complaint seeks payment of the unpaid principal, accrued interest and costs aggregating $260,000. As of December 31, 2005, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

In April, 2003, a former landlord filed a complaint against the Company in the County Court of Dallas for Dallas County, Texas seeking payment under an agreement to lease certain real property in the amount of approximately $406,000 allegedly due and unpaid, plus interest, costs and attorney’s fees. The Plaintiff obtained a Judgment against the Company that the Company appealed. In April 2005, the Appellate Court affirmed the Judgment. The Company filed a Motion for Rehearing with the Appellate Court that was denied. The plaintiff has commenced proceedings to enforce the Judgment. All appellate avenues have been exhausted and the Judgment is final. At December 31, 2005, the Company has accrued liabilities of $406,000 of alleged lease due, as well as approximately $116,000 of accrued interest and fees. Total accrued liabilities in connection with the litigation are approximately $522,000.

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE M - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

In May 2003, the Texas Work Force Commission awarded a former employee of the Company approximately $16,000 in connection with a wage claim. The Company believes it has meritorious defenses to the employee’s claims and intends to vigorously defend itself against the claim. Management believes the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

On June 28, 2005, a complaint was filed in the United States District Court for the Western District of New York against the Company by Casimer J. Jaszewski (“Jaszewski”) alleging economic duress, breach of contract and conversion, and seeking rescission and damages in connection with shares of the Company issued to Jaszewski prior to the merger of Epicure Investments, Inc. and V-GPO, Inc. effected January 1, 2002. The Company has filed an Answer with a Counterclaim alleging fraud seeking damages in excess of $1,500,000. The Company believes it has meritorious defenses to the action.

On June 28, 2005, a complaint was filed in the United States District Court for the Western District of New York against the Company by Southward Investments, LLC, (“Southward”) alleging conversion and breach of contract, and seeking specific performance and damages in connection with Southward’s agreement to purchase 3,000,000 of the Company’s shares for $1,000,000. The Company filed an Amended Answer with a Counterclaim, alleging fraud seeking damages in excess of $1,500,000. The Company believes it has meritorious defenses to the action.

In January, 2004, IHI entered into a definitive agreement to sell and subsequently delivered the $275 million of Bonds. IHI did not receive the bond proceeds. As a result of the Bondholder’s default under the terms of the agreement, the Company has initiated litigation to compel return of the Bonds. IHI commenced litigation in New York State Supreme Court against the initial purchaser and its affiliates seeking the return of the Bonds and damages for breach of contract and fraud. On March 24, 2005, a Temporary Restraining Order requested by IHI was granted (and continued on April 8, 2005 and May 13, 2005). In September 2005, the parties settled the litigation; all claims and counterclaims were dismissed; and the defendants were ordered by the Court to return the Bonds for cancellation. There is no assurance claims for payment under the Bonds cannot be made against the Company.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE N – BUSINESS CONCENTRATION

The Company generated no revenues during the year ended December 31, 2005. Revenue from the Company’s single customer amounted $36,663, or 100%, of sales for the year ended December 31, 2004. Total accounts receivable of $6,666, or 100% of total accounts receivable, was due from this customer as of December 31, 2004. The Company had no suppliers accounted for more than 10% of total purchases during the years ended December 31, 2005 and 2004.

V-GPO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE O - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company incurred accumulated losses of $17,152,519. The Company’s current liabilities exceeded its current assets by $15,485,452 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management can not assure that the Company will attain profitable status and improve its liquidity through the continued operations. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is continuing to focus on developing new business opportunities to increase revenues while continuing to reduce operating expenses to improve its bottom line results. The Company also has continuous discussion with related parties to advance the Company funds when working capital is needed, although there can be no assurance that the related party loans will always be available. The Company will also seek opportunities to raise additional debt or equity financing. However, investment capital or debt facilities may be difficult to obtain, there can be no assurance that the Company will be successful in its effort to secure additional financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.