Form 10QSB
period 2006-03-31
V GPO  INC
filed 2006-05-12
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM   ___________ TO ____________.

Commission File Number 0-30101

V-GPO, INC.

(Exact name of registrant as specified in its charter)

Florida

(State or jurisdiction of incorporation or organization)

59-1997186

(IRS Employer Identification No.)

2150 Whitfield Industrial Way, Sarasota, Florida 34243

(Address of Principal Executive Offices)

Registrant’s telephone number:  (941) 727-1552

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock,  $ .0001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

As of May 11, 2006, the Registrant had 38,215,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

V-GPO, INC.

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending March 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets:

March 31, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Losses:

Three Months Ended March 31, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows:

Three Months Ended March 31, 2006 and 2005	5

Notes to Unaudited Condensed Consolidated Financial Statements:

March 31, 2006	6-11

Item 2. Management Discussion and Analysis	11-13

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13-14

Item 2. Changes in Securities	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURES	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

V-GPO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,451	$587
Total Current Assets	1,451	587

Property, Plant and Equipment:
Property, Plant and Equipment, at cost	57,821	57,821
Less: Accumulated Depreciation	56,611	56,069
Property and Equipment, net	1,210	1,752

Other Assets:
Software Development, less accumulated amortization of $28,980 and $154,560 at March 31, 2006 and December 31, 2005, respectively	86,940	115,920
Total Other Assets	86,940	115,920

Total Assets	$89,601	$118,259

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities (Note G)	$9,717,188	$9,132,024
Advances from Related Parties, net (Note D)	595,556	587,282
Other Advances	130,500	130,500
Notes Payable (Note B)	1,779,983	1,779,983
Line of Credit (Note C)	231,250	231,250
Software license fees due	3,625,000	3,625,000
Total Current Liabilities	16,079,477	15,486,039

Commitments and Contingencies	—	—

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred Stock, par value $ 0.001 per share; 20,000,000 shares authorized:
Series A Preferred Stock, par value $ 0.001 per share; 100,000 shares authorized; 100,000 shares issued and outstanding at March 31, 2006 and December 31, 2005 (Note E)	100	100
Common Stock, par value $ 0.0001 per share; 100,000,000 shares authorized; 38,215,500 shares issued and outstanding at March 31, 2006 and December 31, 2005 (Note E)	3,822	3,822
Treasury Stock	(242,500)	(242,500)
Additional Paid-in Capital	2,023,317	2,023,317
Accumulated Deficit	(17,774,615)	(17,152,519)
Deficiency in Stockholders’ Equity	(15,989,876)	(15,367,780)

Total Liabilities and Stockholders’ Equity	$89,601	$118,259

See accompanying notes to the unaudited condensed consolidated financial statements

V-GPO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(UNAUDITED)

	For The Three Months Ended March 31,
	2006		2005

Operating Expenses
Selling, General and Administrative Expenses	$$	509,432	$$	857,013
Depreciation and Amortization Expenses		29,522		39,092
Total Operating Expenses		538,954		896,105

Loss from Operations		(538,954)		(896,105)

Interest Expense		(83,142)		(100,044)
Provision for Income Taxes		—		—
Net Loss		$(622,096)		$(996,149)

Loss per common share (basic and assuming dilution)		$(0.02)		$(0.0)
Weighted average shares outstanding
Basic and diluted		38,215,500		37,765,500

See accompanying notes to the unaudited condensed consolidated financial statements

V-GPO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss from operating activities	$(622,096)	$(996,149)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	29,522	39,092
(Increase) decrease in:
Accounts receivable	—	3,333
Increase (decrease) in:
Accounts payable and accrued liabilities	585,164	940,659
Net cash (used in) operating activities	(7,410)	(13,065)

Cash flows from financing activities:
Other advances, net	—	10,000
Advances to and from related parties, net	8,274	(592)
Net cash provided by financing activities	8,274	9,408

Net increase (decrease) in cash and cash equivalents	864	(3,657)

Cash and cash equivalents at beginning of the period	587	7,262

Cash and cash equivalents at end of the period	$1,451	$3,605

Supplemental Information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	—	—

See accompanying notes to the unaudited condensed consolidated financial statements

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

Basis of Presentation

V-GPO, Inc. (the “Company” or “V-GPO”) was engaged in the business of owning, operating, and/or managing non-urban healthcare facilities in the Southwestern United States of America. The Company was formed on May 4, 2000 under the laws of the State of Delaware.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, International Healthcare Investments, Ltd., Inc. Significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company did not grant any employee stock options during the period ended March 31, 2006, and all previously granted employee stock options have expired during the year ended December 31, 2004. Accordingly, no compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors approximately or exceeded the fair market value of the underlying stock at the date of grant.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company will use the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the three months ended March 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure:

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Quarter Ended	March 31, 2005
Net loss	$(996,149)
Deduct: stock-based compensation expense, net of tax (*)	—

Pro forma net loss	$(996,149)

Net loss per common share — basic (and assuming dilution): As reported	$(0.03)
Deduct: stock-based compensation expense, net of tax	—

Pro forma	$0.03)

*Disclosure for the period ended March 31, 2006 was not presented because the amounts are recognized in the consolidated financial statements.

NOTE B – NOTES PAYABLE

Notes payable at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

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

	$ 1,779,983	$ 1,779,983
	1,779,983	1,779,983
Less: current portion	(1,779,983)	(1,779,983)
	$ -	$ -

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE C – LINE OF CREDIT

Line of Credit at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

Line of Credit, secured by certain receivables and related contracts and proceeds thereof up to an aggregate of $740,000 under a Security Agreement. Line cannot exceed $370,000, to be repaid upon earlier of receipt by Company of accounts receivable owed by certain account debtors or December 15, 2001. The Company is in default under the terms of this Agreement.

	$ 231,250	$ 231,250
Less: current portion	(231,250)	(231,250)
	$ -	$ -

NOTE D – RELATED PARTY TRANSACTIONS

The Company has received funds from entities controlled by Company officers and principal shareholders during the three months ended March 31, 2006 and the period ended December 31, 2005. The advances are non-interest bearing or bear interest at 10% per annum; unsecured and no formal repayment terms or arrangements exist. The net advances from related parties amounted $595,556 and $587,282 at March 31, 2006 and December 31, 2005, respectively.

NOTE E - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of March 31, 2006 and December 31, 2005, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of March 31, 2006 and December 31, 2005, the Company has 38,215,500 shares of common stock issued and outstanding.

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	250,000	$0.25
Granted	—	—
Exercised	—	—
Canceled or expired	(250,000)	0.25
Outstanding at December 31, 2004	—	—
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2005	—	$—
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2006	—	$—

The financial statements for the three-month period ended March 31, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and net loss per share would have been $(996,149) and $(0.03) at March 31, 2005, respectively. The Company did not grant any employee stock options during the period ended March 31, 2006, and all previously granted employee stock options have expired during the year ended December 31, 2004. Accordingly, no compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighed Average Exercise Price
$ 1.00	643,324	1.75	$ 1.00	643,324	$ 1.00
	643,324			643,324

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2004	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2005	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at March 31, 2006	643,324	$1.00

The Company did not grant any warrants to non-employees during the period ended March 31, 2006 and 2005, therefore no expense was charged to operations during the period then ended.

NOTE G – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31,2005
Accrued interest	$ 2,116,446	$ 2,033,304
Accrued payroll and payroll taxes	6,429,498	5,961,292
Accounts payable and other accrued liabilities	1,171,244	1,137,428
Total	$ 9,717,188	$ 9,132,024

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

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

general domestic and international economic business conditions, increased competition in the Company’s markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company’s business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company will be achieved.

OVERVIEW

V-GPO, Inc. was in the business of attempting to own, operate, and/or manage non-urban healthcare facilities in the Southwestern United States through its wholly-owned subsidiary International Healthcare Investments, Ltd., Inc. (“IHI”). Prior to November 2002, V-GPO engaged in b2b online vending and supply chain management solutions through a purchasing solution that enabled businesses to optimize their supply contracts using a sophisticated rules database that allows them to manage by exception. V-GPO discontinued these supply chain management and on-line vending activities in November 2002.

Although, V-GPO initially experienced growth in revenues after the inception of operations in 1998, the Company has experienced losses in each year of its operations, and there can be no assurance that in the future, the Company will sustain revenue growth or achieve profitability.

Three Months Ended March 31, 2006 and 2005

Revenues

The Company did not generate any revenues during the period ended March 31, 2006 and 2005.

Costs and Expenses

The Company’s costs and expenses decreased from $896,105 during the quarter ended March 31, 2005 to $538,954 during the first quarter of 2006. General and administrative expenses decreased $347,581 from $857,013 during the quarter ended March 31, 2005 to $509,432 during the same period in 2006. The decrease is attributed to a decrease in professional fees and general office expenses.

During the three months ended March 31, 2006 the Company incurred $83,142 of interest expense primarily associated with advances from related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had a deficit in working capital of $16,078,026 compared to a deficit in working capital of $15,485,452 at December 31, 2005 an increase of $592,574. The increase in working capital deficit is primarily attributed to increase in accrued management expenses.

As a result of the Company’s net loss of $622,096 during the three months ended March 31, 2006, the Company generated cash flow deficit of $7,410 from operating activities. The cash flow deficit is primarily attributable to the Company's net loss from operations of $622,096 adjusted for depreciation and amortization of $29,522, and changes in accounts payable and accrued expenses during the quarter.

There were no cash flows used in investing activities for the three-month period ended March 31, 2006.

Cash flows provided by financing activities were $8,274 during the three-month period ended March 31, 2006. This is attributable to cash advances received from related parties, net of repayments.

The Company’s independent certified public accountants have stated in their report included in the Company’s December 31, 2005 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about the Company’s ability to continue as a going concern.

In prior periods, the Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations.

The effect of inflation on the Company’s revenue and operating results was not significant. The Company’s operations are located primarily in Florida and there are no seasonal aspects that would have a material effect on the Company’s financial condition or results of operations.

Inflation

In the opinion of management, inflation will not have a material impact on the Company’s financial condition and results of its operations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

1.

In November, 2002, the Company and a former financial advisor were named as Defendants in a Summons and Complaint filed by a private lender in the United States District Court, Southern District of New York, seeking damages of approximately $260,000 plus interest and attorney’s fees, an accounting and rescission of certain corporate actions in connection with the alleged failure by the Company to pay amounts allegedly due under a Promissory Note in the principal amount of $200,000. In July 2003, the Court approved the parties’ stipulated agreement to dismiss the Complaint without prejudice to refiling. As of March 31, 2006, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

2.

In April, 2003, a former landlord filed a complaint against the Company in the County Court of Dallas for Dallas County, Texas seeking payment under an agreement to lease certain real property in the amount of approximately $406,000 allegedly due and unpaid, plus interest, costs and attorney's fees. The Plaintiff obtained a Judgment against the Company that the Company appealed. In April 2005, the Appellate Court affirmed the Judgment. The Company filed a Motion for Rehearing with the Appellate Court that was denied. All appellate avenues have been exhausted and the Judgment is final. At March 31, 2006, the Company has accrued $406,000 of alleged lease due, as well as approximately $126,151 of accrued interest and fees. Total accrued liabilities in connection with the litigation approximately $532,000.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a) Exhibits

31.1	Certification of Norman R. Dobiesz pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Samuel A. Greco pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Norman R. Dobiesz pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Samuel A. Greco pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

V-GPO, INC.
Dated: May 11, 2006	By: /s/ NORMAN R. DOBIESZ _____________________________ Norman R. Dobiesz Chairman and Chief Executive Officer