Form 10QSB
period 2006-06-30
V GPO  INC
filed 2006-08-08
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 8, 2006, the Registrant had 38,215,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

V-GPO, INC.

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending June 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
June 30, 2006 and December 31, 2005

Condensed Consolidated Statements of Losses:
Three and Six Months Ended June 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows:
Six Months Ended June 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements:
June 30, 2006

Item 2. Management Discussion and Analysis of Results of Operation and Financial Condition

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

V-GPO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$816	$587
Total current assets	816	587

Property and equipment
Property and equipment, at cost	57,821	57,821
Less: accumulated depreciation	57,153	56,069
	668	1,752
Other assets:
Software development, less accumulated amortization of $714,842 and $656,884 at June 30, 2006 and December 31, 2005, respectively	57,962	115,920
Total other assets	57,962	115,920

Total assets	$59,446	$118,259

LIABILITIES AND DEFICIENCY IN STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities (Note G)	$10,240,683	$9,132,024
Advances from related parties, net (Note D)	622,947	587,282
Other advances	130,500	130,500
Notes payable (Note B)	1,779,983	1,779,983
Line of credit (Note C)	231,250	231,250
Software license fees due	3,625,000	3,625,000
Total current liabilities	16,630,363	15,486,039

Commitments and contingencies	—	—

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred Stock, par value $ 0.001 per share; 20,000,000 shares authorized:
Series A Preferred Stock, par value $ 0.001 per share; 100,000 shares authorized; 100,000 shares issued at June 30, 2006 and December 31, 2005 (Note E)	100	100
Common Stock, par value $ 0.0001 per share; 100,000,000 shares authorized; 38,215,500 shares issued at June 30, 2006 and December 31, 2005 (Note E)	3,822	3,822
Treasury stock	(242,500)	(242,500)
Additional paid-in capital	2,023,317	2,023,317
Accumulated deficit	(18,355,656)	(17,152,519)
Deficiency in stockholders’ equity	(16,570,917)	(15,367,780)

Total liabilities and deficiency in stockholders’ equity	$59,446	$118,259

See accompanying footnotes to the unaudited condensed consolidated financial information

V-GPO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Operating Expenses

Selling, General and Administrative	$468,186	$428,698	$977,618	$1,285,711
Depreciation and Amortization Expenses	29,523	39,508	59,045	78,600
Total Operating Expenses	497,709	468,206	1,036,663	1,364,311

Loss from Operations	(497,709)	(468,206)	(1,036,663)	(1,364,311)

Interest Expense	(83,332)	(100,045)	(166,474)	(200,089)

Loss from Operations before Provision for Income Taxes	(581,041)	(568,251)	(1,203,137)	(1,564,400)

Provision for Income Taxes	—	—	—	—
Net Loss	$(581,041)	$(568,251)	$(1,203,137)	$(1,564,400)

Loss per common share (basic and assuming dilution)	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average shares outstanding
Basic and diluted	38,215,500	37,765,500	38,215,500	37,765,500

See accompanying footnotes to the unaudited condensed consolidated financial information

V-GPO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss from operating activities	$(1,203,137)	$(1,564,400)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	59,045	78,600
(Increase) decrease in:
Accounts receivable	-	3,333
Increase (decrease) in:
Accounts payable and accrued liabilities	1,108,659	1,460,208
Net cash (used in) operating activities	(35,433)	(22,259)

Cash flows from financing activities:
Other advances, net	—	10,000
Advances from related parties, net	35,662	5,443
Net cash provided by financing activities	35,662	15,443

Net increase (decrease) in cash and cash equivalents	229	(6,816)

Cash and cash equivalents at beginning of the period	587	7,262

Cash and cash equivalents at end of the period	$816	$446

Supplemental Information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	—	—

See accompanying footnotes to the unaudited condensed consolidated financial information

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

Basis of Presentation

V-GPO, Inc. (the “Company” or “VGPO”) was engaged in the business of owning, operating, and/or managing non-urban healthcare facilities in the Southwestern United States of America. The Company was formed on May 4, 2000 under the laws of the State of Delaware.

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

JUNE 30, 2006

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company did not grant any employee stock options during the period ended June 30, 2006, and all previously granted employee stock options have expired during the year ended December 31, 2004. Accordingly, no compensation expense was recognized under SFAS 123(R) for the three and six months ended June 30, 2006.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the six months ended June 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure:

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Net loss	$(568,251)	$(1,564,400)
Deduct: total stock-based employee compensation expense, net of tax, fair value	—	—
Add: stock-based compensation expense, net of tax, intrinsic value	—	—
Net loss – Pro forma	$(568,251)	$(1,564,400)

Net loss per common share — basic (and assuming dilution):

As reported	$(0.02)	$(0.04)

Pro forma	$(0.02)	$(0.04)

Disclosure for the period ended June 30, 2006 was not presented because the amounts are recognized in the consolidated financial statements.

NOTE B – NOTES PAYABLE

Notes payable at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005

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

	$ 1,779,983	$ 1,779,983
	1,779,983	1,779,983
Less: current portion	(1,779,983)	(1,779,983)
	$ —	$ —

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE C – LINE OF CREDIT

Line of credit at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005

Line of Credit, secured by certain receivables and related contracts and proceeds thereof up to an aggregate of $740,000 under a Security Agreement, line cannot exceed $370,000, to be repaid upon earlier of receipt by Company of accounts receivable owed by certain account debtors or December 15, 2001. The Company is in default under the terms of this agreement.

	$ 231,250	$ 231,250
Less: current portion	(231,250)	(231,250)
	$ —	$ —

NOTE D – RELATED PARTY TRANSACTIONS

The Company has received funds from entities controlled by Company officers and principal shareholders during the six months ended June 30, 2006 and the year ended December 31, 2005. The advances are non-interest bearing or bear interest at 10% per annum; unsecured and no formal repayment terms or arrangements exist. The net advances from related parties amounted $622,947 and $587,282 at June 30, 2006 and December 31, 2005, respectively.

NOTE E - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of June 30, 2006 and December 31, 2005, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of June 30, 2006 and December 31, 2005, the Company has 38,215,500 shares of common stock issued and outstanding.

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED

NOTE F - STOCK OPTIONS AND WARRANTS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	250,000	$0.25
Granted	—	—
Exercised	—	—
Canceled or expired	(250,000)	0.25
Outstanding at December 31, 2004	—	—
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2005	—	—
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2006	—	$—

The financial statements for the three and six-month period ended June 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and net loss per share would have been $(568,251) and $(0.02) for the three months ended June 30, 2005, and $(1,564,400) and $(0.04) for the six months ended June 30, 2005. The Company did not grant any employee stock options during the period ended June 30, 2006, and all previously granted employee stock options have expired during the year ended December 31, 2004. Accordingly, no compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighed Average Exercise Price
$ 1.00	643,324	1.50	$ 1.00	643,324	$ 1.00
	643,324	1.50	$ 1.00	643,324	$ 1.00

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2004	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2005	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at June 30, 2006	643,324	$1.00

The Company did not grant any compensatory warrants to non-employees during the period ended June 30, 2006 and 2005, therefore no expense was charged to operations during the period then ended.

NOTE G – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31,2005
Accrued interest	$2,199,779	$2,033,304
Accrued payroll and payroll taxes	6,926,023	5,961,292

Accounts payable and other accrued liabilities	1,114,881	1,137,428
Total	$10,240,683	$9,132,024

NOTE H - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements the Company incurred accumulated losses of $18,355,656 as of June 30, 2006. The Company’s current liabilities exceeded its current assets by $16,629,547 as of June 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

NOTE H - GOING CONCERN MATTERS (Continued)

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing of its products, establishing a profitable market for the Company’s products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is continuing to focus on developing new business opportunities to increase revenues while continuing to reduce operating expenses to improve its bottom line results. The Company will also seek opportunities to raise additional debt or equity financing. However, investment capital or debt facilities may be difficult to obtain, there can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company’s markets and products. Other factors may include availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company’s business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company will be achieved.

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

Three Months Ended June 30, 2006 and 2005

Revenues

The Company did not generate any revenues during the three months ended June 30, 2006 and 2005.

Costs and Expenses

The Company’s costs and expenses increased from $468,206 during the quarter ended June 30, 2005 to $497,709 during the second quarter of 2006. General and administrative expenses increased $39,488 to $468,186 during the quarter. The increase is attributed to an increase in legal and consulting fees, as well as general office expenses.

During the three months ended June 30, 2006 the Company incurred $83,332 of interest expense associated with previously incurred debt.

Six Months Ended June 30, 2006 and 2005

Revenues

The Company did not generate any revenues during the period ended June 30, 2006 and 2005.

Costs and Expenses

The Company’s costs and expenses decreased from $1,364,311 during the six months ended June 30, 2005 to $1,036,663 during the same period in 2006. General and administrative expenses decreased $308,093 from $1,285,711 during the six months ended June 30, 2005 to $977,618 during the same period in 2006. The decrease is primarily attributed to $406,000 of accrual in connection with Company’s litigation in Texas during the period ended June 30, 2005, offset by slight decreases in legal and consulting fees, as well as general office expenses.

During the six months ended June 30, 2006 the Company incurred $166,474 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company had a deficit in working capital of $16,629,547 compared to a deficit in working capital of $15,485,452 at December 31, 2005, an increase of $1,144,095. The increase in working capital deficit is primarily attributed to increase in accrued management expenses.

As a result of the Company’s net loss of $1,203,137 during the six months ended June 30, 2006, the Company generated cash flow deficit of $35,433 from operating activities. The cash flow deficit is primarily attributable to the Company’s net loss from operations, adjusted for depreciation and amortization of approximately $59,000 and changes in accounts payable and accrued expenses during the quarter.

There were no cash flows used in investing activities for the six-month period ended June 30, 2006.

Cash flows provided by financing activities were $35,662 during the six-month period ended June 30, 2006. This is attributable to cash advances received from related parties, net of repayments.

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

1.

In November, 2002, the Company and a former financial advisor were named as Defendants in a Summons and Complaint filed by a private lender in the United States District Court, Southern District of New York, seeking damages of approximately $260,000 plus interest and attorney’s fees, an accounting and rescission of certain corporate actions in connection with the alleged failure by the Company to pay amounts allegedly due under a Promissory Note in the principal amount of $200,000. In July 2003, the Court approved the parties’ stipulated agreement to dismiss the Complaint without prejudice to refiling. As of June 30, 2006, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

2.

In April, 2003, a former landlord filed a complaint against the Company in the County Court of Dallas for Dallas County, Texas seeking payment under an agreement to lease certain real property in the amount of approximately $406,000 allegedly due and unpaid, plus interest, costs and attorney's fees. The Plaintiff obtained a Judgment against the Company that the Company appealed. In April 2005, the Appellate Court affirmed the Judgment. The Company filed a Motion for Rehearing with the Appellate Court that was denied. All appellate avenues have been exhausted and the Judgment is final. At June 30, 2006, the Company has accrued $406,000 of alleged lease due, as well as approximately $136,307 of accrued interest and fees. Total accrued liabilities in connection with the litigation approximately $532,000.

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

6.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

V-GPO, INC.
Dated: August 8, 2006	By: /s/ NORMAN R. DOBIESZ _____________________________ Norman R. Dobiesz Chairman and Chief Executive Officer