Form 10QSB
period 2006-09-30
V GPO  INC
filed 2006-11-13
CIK 831297

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

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

As of October 25, 2006, the Registrant had 38,215,500 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

V-GPO, INC.

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending September 30, 2006

Table of Contents

PART I. FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets:

September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Losses:

Three and Nine Months Ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows:

Nine Months Ended September 30, 2006 and 2005	5

Notes to Unaudited Condensed Consolidated Financial Statements:

September 30, 2006	6-12

Item 2. Management Discussion and Analysis	12-14

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15-16

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16-17

SIGNATURES	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

V-GPO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$581	$587
Total Current assets	581	587

Property and equipment:
Property and equipment, at cost	57,821	57,821
Less: Accumulated depreciation	57,487	56,069
	334	1,752
Other Assets:
Software development, less accumulated amortization of $743,826 and $656,884 at September 30, 2006 and December 31, 2005, respectively	28,980	115,920
	28,980	115,920

Total assets	$29,895	$118,259
LIABILITIES AND DEFICIENCY IN STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable and accrued liabilities (Note G)	$10,803,293	$9,132,024
Advances from related parties, net (Note D)	637,182	587,282
Other advances	130,500	130,500
Notes payable (Note B)	1,779,983	1,779,983
Line of credit (Note C)	231,250	231,250
Software license fees due	3,625,000	3,625,000
Total current liabilities	17,207,208	15,486,039

Commitments and Contingencies	—	—

DEFICIENCY IN STOCKHOLDER’S EQUITY
Preferred stock, par value $ 0.001 per share; 20,000,000 shares authorized	—	—
Series A Preferred stock, par value $ 0.001 per share; 100,000 shares authorized; 100,000 issued at September 30, 2006 and December 31, 2005 (Note E)	100	100
Common stock, par value $ 0.0001 per share; 100,000,000 shares authorized; 38,215,500 shares issued at September 30, 2006 and December 31, 2005 (Note E)	3,822	3,822
Treasury stock	(242,500)	(242,500)
Additional paid in capital	2,023,317	2,023,317
Accumulated deficit	(18,962,052)	(17,152,519)
Deficiency in stockholder’s equity	(17,177,313)	(15,367,780)

Total liabilities and deficiency in stockholders’ equity	$29,895	$118,259

See accompanying notes to the unaudited condensed consolidated financial statements

V-GPO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Operating Expenses
Selling, General and Administrative	$493,515	$434,017	$1,471,133	$1,719,728
Depreciation and Amortization Expenses	29,314	39,508	88,359	118,108
Total Operating Expenses	522,829	473,525	1,559,492	1,837,836
Loss from Operations	(522,829)	(473,525)	(1,559,492)	(1,837,836)

Interest (Expense), net	(83,567)	(108,218)	(250,041)	(308,307)
Provision for Income Taxes	—	—	—	—
Net Loss	$(606,396)	$(581,743)	$(1,809,533)	$(2,146,143)

Loss per common share (basic and assuming dilution)	$(0.02)	$(0.02)	$(0.05)	$(0.06)
Weighted average shares outstanding
Basic and diluted	38,215,500	37,765,500	38,215,500	37,765,500

See accompanying notes to the unaudited condensed consolidated financial statements

V-GPO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss from operating activities	$(1,809,533)	$(2,146,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,359	118,108
(Increase) decrease in:
Accounts receivable	—	3,333
Increase (decrease) in:
Accounts payable and accrued liabilities	1,671,268	1,985,459
Net cash used in operating activities	(49,906)	(39,243)

Cash flows from financing activities:
Advances from related parties, net	49,900	44,443
Net cash provided by financing activities	49,900	44,443

Net increase (decrease) in cash and cash equivalents	(6)	5,200

Cash and cash equivalents at beginning of the period	587	7,262

Cash and cash equivalents at end of the period	$581	$12,462

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	—	—

See accompanying notes to the unaudited condensed consolidated financial statements

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2005 financial statements and footnotes thereto included in the Company’s SEC Form 10-KSB.

Basis of Presentation

V-GPO, Inc. (the “Company” or “VGPO”) was pursuing the business of owning, operating, and/or managing non-urban healthcare facilities in the Southwestern United States of America. The Company was formed on May 4, 2000 under the laws of the State of Delaware.

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

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company did not grant any employee stock options during the period ended September 30, 2006, and all previously granted employee stock options have expired during the year ended December 31, 2004. Accordingly, no compensation expense was recognized under SFAS 123(R) for the three and nine months ended September 30, 2006.

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

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options for the nine months ended September 30, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure:

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

	For the three months ended September 30,	For the nine months ended September 30,
	2005	2005
Net loss – as reported	$(581,743)	$(2,146,143)
Deduct: Total stock based employee compensation expense, net of tax, fair value	—	—
Add: stock-based compensation expense, net of tax, intrinsic value	—	—
Net loss – Pro Forma	$(581,743)	$(2,146,143)
Net loss per common stockholders – basic (and assuming dilution):
As Reported	$(0.02)	$(0.06)

Pro forma	$(0.02)	$(0.06)

NOTE B – NOTES PAYABLE

Notes payable at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
10% senior convertible notes payable, unsecured and due six months from the date of the note with the latest maturity June 2001; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $1.50 per share. In the event the unpaid principal amount of the notes, together with any accrued and unpaid interest, are not converted or paid in full by maturity, then interest accrues at 12.5% per annum until paid in full. The Company is in default under the terms of the Note Agreement.	$1,779,983	$1,779,983
	1,779,983	1,779,983
Less: current portion	(1,779,983)	(1,779,983)
	$—	$—

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE C – LINE OF CREDIT

Line of Credit at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Line of Credit, secured by certain receivables and related contracts and proceeds thereof up to an aggregate of $740,000 under a Security Agreement, line cannot exceed $370,000, to be repaid upon earlier of receipt by Company of accounts receivable owed by certain account debtors or December 15, 2001. The Company is in default under the terms of this agreement.	$231,250	$231,250
Less Current Portion	(231,250)	(231,250)
	$—	$—

NOTE D – RELATED PARTY TRANSACTIONS

The Company has received funds from entities controlled by Company officers and principal shareholders during the nine months ended September 30, 2006 and the year ended December 31, 2005. The advances are non-interest bearing or bear interest at 10% per annum; unsecured and no formal repayment terms or arrangements exist. The net advances from related parties amounted $637,182 and $587,282 at September 30, 2006 and December 31, 2005, respectively.

NOTE E - CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.001 per share. The Company has designated 100,000 shares of preferred stock as Series A Preferred Stock with a par value of $.001. With respect to every matter upon which the stockholders shall be entitled to vote, every holder of Series A Preferred Stock shall be entitled to four hundred (400) votes. The holders of the shares of Series A Preferred Stock are not entitled to receive dividends. As of September 30, 2006 and December 31, 2005, the Company has 100,000 shares of Series A Preferred Stock issued and outstanding.

The Company has authorized 100,000,000 shares of common stock, with a par value of $.0001 per share. As of September 30, 2006 and December 31, 2005, the Company has 38,215,500 shares of common stock issued and outstanding.

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	250,000	$0.25
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2004	250,000	0.25
Granted	—	—
Exercised	—	—
Canceled or expired	(250,000)	0.25
Outstanding at December 31, 2005	—	—
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2006	—	$—

The financial statements for the three and nine-month period ended September 30, 2005 have not been restated. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and net loss per share would have been $(581,743) and $(0.02) for the three months ended September 30, 2005, and $(2,146,143) and $(0.06) for the nine months ended September 30, 2005. The Company did not grant any employee stock options during the period ended September 30, 2006, and all previously granted employee stock options have expired during the year ended December 31, 2004. Accordingly, no compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed or financing expenses.

Warrants Outstanding				Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00	643,324	1.25	$ 1.00	643,324	$ 1.00
	643,324	1.25	$ 1.00	643,324	$ 1.00

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE F - STOCK OPTIONS AND WARRANTS (Continued)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2004	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2004	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2005	643,324	$1.00
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2006	643,324	$1.00

The Company did not grant any compensatory warrants to non-employees during the period ended September 30, 2006 and 2005, therefore no expense was charged to operations during the period then ended.

NOTE G – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31,2005
Accrued interest	$2,283,345	$2,033,304
Accrued payroll and payroll taxes	7,342,548	5,961,292

Accounts payable and other accrued liabilities	1,177,400	1,137,428
Total	$10,803,293	$9,132,024

NOTE H – COMMITMENTS AND CONTINGENCIES

Litigation

As described in Note B, the Company is in default under the terms of its Senior Convertible Note Agreements. In November 2002, a holder of the Company’s Senior Convertible Notes filed a Complaint against the Company in the U.S. District Court, Southern District of New York, New York. The Complaint seeks payment of the unpaid principal, accrued interest and costs aggregating $260,000. In July 2003, the

V-GPO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

NOTE H – COMMITMENTS AND CONTINGENCIES (Continued)

Court approved the parties’ stipulated agreement to dismiss the Complaint without prejudice to refiling. In November, 2006, the Complaint seeking damages in the aggregate amount of approximately $370,000 was refiled. As of September 30, 2006, the Company has included in its accrued liabilities all unpaid principal amounts of the Senior Convertible Notes along with accrued and unpaid interest.

NOTE I - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements the Company incurred accumulated losses of $18,962,052 as of September 30, 2006. The Company’s current liabilities exceeded its current assets by $17,206,627 as of September 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates but can not assure that the Company will attain profitable status and improve its liquidity through the continued developing of its business relationships, establishing a profitable market for the Company through outside business relationships and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is continuing to focus on developing new business opportunities to increase revenues while continuing to reduce operating expenses to improve its bottom line results. The Company will also seek opportunities to raise additional debt equity financing or other business transactions that will help the Company’s ability to remain in business. However, investment capital or debt facilities may be difficult to obtain, there can be no assurance the Company will be successful in its effort to secure additional debt or equity financing. The continued problems relating to various lawsuits may make it impossible to find investors willing to make the appropriate transactions.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. Any new investor will need to address the debts of the Company and any lawsuits that may exist. If the investor is unable to reach an economically satisfying arrangement with the Company’s creditors and outstanding lawsuits then management does not believe it will be able to continue to find business transactions that will resolve the Company’s circumstances.

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

OVERVIEW

V-GPO, Inc. was pursuing owning/operating and/or managing healthcare facilities through its wholly-owned subsidiary International Healthcare Investments, Ltd., Inc. (“IHI”). Prior to November 2002, V-GPO attempted to engage in b2b online vending and supply chain management solutions through a purchasing solution that enabled businesses to analyze their purchases and Contracts.

Although, V-GPO initially experienced growth in revenues after the inception of operations in 1998, the Company experienced losses in each year of its operations, and there can be no assurance that in the future, the Company will sustain revenue growth or achieve profitability.

Three Months Ended September 30, 2006 and 2005

Revenues

The Company did not generate any revenues during the three months ended September 30, 2006 and 2005.

Costs and Expenses

The Company’s total operating expenses increased from $473,525 during the three months ended September 30, 2005 to $522,829 during the same period in 2006. General and administrative expenses increased $59,498 from $434,017 during the three months ended September 30, 2005 to $493,515 during the same period in 2006. The increase is attributed to an increase in legal and consulting fees, as well as general office expenses.

During the three months ended September 30, 2006 the Company incurred $83,567 of interest expense associated with previously incurred debt.

Nine Months Ended September 30, 2006 and 2005

Revenues

The Company did not generate any revenues during the period ended September 30, 2006 and 2005.

Costs and Expenses

                 The Company’s total operating expenses decreased from $1,837,836 during the nine months ended September 30, 2005 to $1,559,492 during the same period in 2006. General and administrative expenses decreased $248,595 from $1,719,728 during the nine months ended September 30, 2005 to $1,471,133 during the same period in 2006. The decrease is primarily attributed to $406,000 of accrual in connection with Company’s litigation in Texas during the period ended September 30, 2005, offset by increases in legal and consulting fees, as well as general office expenses during the period ended September 30, 2006.

During the nine months ended September 30, 2006 the Company incurred $250,041 of interest expense associated with previously incurred debt.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had a deficit in working capital of $17,206,627 compared to a deficit in working capital of $15,485,452 at December 31, 2005, an increase of $1,721,175. The increase in working capital deficit is primarily attributed to increase in accrued management expenses.

As a result of the Company’s operating loss of $1,809,533 during the nine months ended September 30, 2006, the Company generated cash flow deficit of $49,906 from operating activities. The cash flow deficit is primarily attributable to the Company’s net loss from operations, adjusted for depreciation and amortization of approximately $88,000 and changes in accounts payable and accrued expenses during the quarter.

There were no cash flows used in investing activities for the nine-month period ended September 30, 2006.

Cash flows provided by financing activities were $49,900 during the nine-month period ended September 30, 2006. This is attributable to cash advances received from related parties, net of repayments.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Operating Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Operating Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Operating Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

1.

In November, 2002, the Company and a former financial advisor were named as Defendants in a Summons and Complaint filed by a private lender in the United States District Court, Southern District of New York, seeking damages of approximately $260,000 plus interest and attorney’s fees, an accounting and rescission of certain corporate actions in connection with the alleged failure by the Company to pay amounts allegedly due under a Promissory Note in the principal amount of $200,000. In July 2003, the Court approved the parties’ stipulated agreement to dismiss the Complaint without prejudice to refiling. In November 2006, the Complaint seeking damages in the amount of approximately $370,000 was refiled. As of September 30, 2006, the Company has included in its accrued liabilities all unpaid principal amount of the Senior Convertible Notes along with accrued and unpaid interest.

2.

In April, 2003, a former landlord filed a complaint against the Company in the County Court of Dallas for Dallas County, Texas seeking payment under an agreement to lease certain real property in the amount of approximately $406,000 allegedly due and unpaid, plus interest, costs and attorney's fees. The Plaintiff obtained a Judgment against the Company that the Company appealed. In April 2005, the Appellate Court affirmed the Judgment. The Company filed a Motion for Rehearing with the Appellate Court that was denied. All appellate avenues have been exhausted and the Judgment is final. At September 30, 2006, the Company has accrued $406,000 of alleged lease due, as well as approximately $146,000 of accrued interest and fees. Total accrued liabilities in connection with the litigation approximately $552,000.

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

V-GPO, INC.
Dated: November 13, 2006	By: /s/ NORMAN R. DOBIESZ _____________________________ Norman R. Dobiesz Chairman and Chief Executive Officer